Form 10QSB
period 1996-03-31
RINGER CORP /MN/
filed 1996-05-14
CIK 866752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1996
                               ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------

Commission file number:      0-18921
                        -------------------------------------------------------



                             RINGER CORPORATION
- - -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


Minnesota                                                            41-0848688
- - -------------------------------------------------------------------------------
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

9959 Valley View Road, Eden Prairie, Minnesota                       55344-3585
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                               (612) 941-4180
- - -------------------------------------------------------------------------------
              (Issuer's telephone number, including area code)



    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes       [ ] No

    The number of shares outstanding of each of the registrant's classes of capital stock, as of April 30, 1996, was:

                 Common Stock, $.01 par value 10,921,930 shares


    Transitional Small Business Issuer format:
                                                          [ ] Yes       [X] No

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                               RINGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                            March 31,          September 30,
                                                                             1996                 1995
                                                                        ---------------       --------------
ASSETS

Current Assets:
  Cash and cash equivalents                                            $         70,061     $      2,756,377
  Accounts receivable                                                         7,885,867            1,200,352
  Inventories                                                                 2,526,575            2,026,981
  Prepaid assets                                                                 85,801              132,607
                                                                       ----------------     ----------------
   Total current assets                                                      10,568,304            6,116,317

Property and equipment (net)                                                    267,302              299,374

Intangible assets (net)                                                       5,435,550            5,582,957
                                                                       ----------------     ----------------
   Total assets                                                        $     16,271,156     $     11,998,648
                                                                       ================     ================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                     $      2,942,078     $        847,733
  Accrued expenses                                                            2,359,648              630,609
                                                                       ----------------     ----------------
   Total current liabilities                                                  5,301,726            1,478,342


Shareholders' Equity:
  Common Stock, par value
   $.01 per share, authorized
   25,000,000 shares, issued
   and outstanding 10,921,930 shares                                            109,219              109,219
  Additional paid-in capital                                                 32,036,675           32,036,675
  Accumulated deficit                                                       (21,044,640)         (21,499,157)
  Cumulative translation adjustment                                            (131,824)            (126,431)
                                                                       ----------------     ----------------
    Total shareholders' equity                                               10,969,430           10,520,306
                                                                       ----------------     ----------------

    Total liabilities and shareholders' equity                         $     16,271,156     $     11,998,648
                                                                       ================     ================


See notes to consolidated financial statements.

                               RINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                Three Months Ended                    Six Months Ended
                                                     March 31,                            March 31,
                                           -----------------------------          ------------------------------
                                               1996            1995                  1996             1995
                                           ------------    ------------          -------------    -------------
NET SALES                                 $   5,612,256   $    5,584,086        $    9,248,733   $    8,764,076
COST OF SALES                                 2,734,853        2,659,124             4,520,776        4,114,824
                                          -------------   --------------        --------------   --------------
   Gross Profit                               2,877,403        2,924,962             4,727,957        4,649,252


OPERATING EXPENSES:
 Distribution                                   602,879          724,142             1,010,499        1,092,831
 Sales & Marketing                            1,006,897        1,275,994             1,924,248        2,422,928
 General & Administration                       329,494          388,638               704,585          797,093
 Research & Development                         342,517          432,459               464,256          642,498
 Amortization of Intangibles                    100,946           88,315               200,801          179,046
                                          -------------   --------------        --------------   --------------
                                              2,382,733        2,909,548             4,304,389        5,134,396
                                          -------------   --------------        --------------   --------------
INCOME (LOSS) BEFORE
 OTHER INCOME                                   494,670           15,414               423,568         (485,144)

OTHER INCOME, NET                                12,024           15,526                30,948           98,092
                                          -------------   --------------        --------------   --------------

INCOME (LOSS) BEFORE
 INCOME TAXES                                   506,694           30,940               454,516         (387,052)

 INCOME TAXES                                        --               --                    --               --
                                          -------------   --------------        --------------   --------------

NET INCOME (LOSS)                         $     506,694   $       30,940        $      454,516   $     (387,052)
                                          =============   ==============        ==============   ==============

Net income (loss) per common
    and common equivalent share           $         .05   $          .00        $         .04    $         (.04)
                                          =============   ==============        =============    ==============

Weighted average common
    and common equivalent
    shares outstanding                       10,923,015       10,927,654           10,922,473        10,877,214
                                          =============   ==============        =============    ==============



See notes to consolidated financial statements.

                               RINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              Six Months Ended
                                                                                  March 31,
                                                                        ------------------------------
                                                                             1996             1995
                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                     $      454,516   $     (387,052)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                                             258,447          273,744
    Loss (gain) on disposal of assets                                           5,995              (42)
    (Increase) decrease in assets:
      Trade accounts and notes receivable                                  (6,680,600)      (6,163,742)
      Inventories                                                            (504,045)      (1,356,447)
      Prepaid expenses                                                         46,903           43,251
    Increase in liabilities:
      Accounts payable                                                        430,652          899,946
      Accrued expenses                                                        452,678           27,491
                                                                       --------------   --------------
          Net cash used in operating activities                            (5,535,454)      (6,662,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                           (35,139)         (63,673)
 Proceeds from sale of equipment                                               20,736
                                                                                                 3,800
 Purchase of intangible assets                                                (70,835)         (36,185)
 Net cash paid relating to acquisition of product line                                        (257,660)
                                                                       --------------   --------------
      Net cash used in investing activities                                   (85,238)        (353,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                        13,125
  Net borrowings from seasonal bank line of credit                          2,942,078        2,225,082
  Principal payments on capital lease obligations                                               (3,289)
                                                                       --------------   --------------
      Net cash received from financing activities                           2,942,078        2,234,918
         Effect of exchange rate changes on cash                               (7,702)         (15,855)
                                                                       --------------   --------------

      Decrease in cash and cash equivalents                                (2,686,316)      (4,797,506)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                       2,756,377        4,847,623
                                                                       --------------   --------------
  END OF PERIOD                                                        $       70,061   $       50,117
                                                                       ==============   ==============


See notes to consolidated financial statements.

                               RINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1996
                                  (UNAUDITED)

Note 1.      BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Operating results through the second quarter of fiscal 1996 are not necessarily indicative of the operating results for the year ending September 30, 1996.

             Net income per share is calculated using the weighted average common and common equivalent shares outstanding. Common equivalents consist of stock options and warrants. Net loss per share is calculated using the weighted average common shares outstanding. For the purpose of calculating net loss per share, common stock equivalents are excluded because their effect is anti-dilutive.

Note 2. Sales of the Company's products are generally greater in the second and third fiscal quarters due to seasonal factors.

Note 3. All comparative data reflect application of consistent accounting principles and contain no prior period adjustments.

Note 4.      Inventory consists of the following:

                                                           March 31,        September 30,
                                                             1996              1995
                                                         --------------    --------------
             Raw Materials                              $     1,318,786   $     1,172,967
             Finished Goods                                   1,207,788           854,014
                                                        ---------------   ---------------
                                                        $     2,526,575   $     2,026,981
                                                        ===============   ===============

Note 5.      Supplemental disclosure of cash flow information.

             Cash paid (received) for interest during the period for:


                                                                Six Months Ended
                                                                    March 31,
                                                         --------------------------------
                                                             1996              1995
                                                         --------------    --------------
             Interest paid                              $       10,246    $       22,359
             Interest received                                 (26,552)          (63,742)

Note 6.      CONTINGENCIES:

             The Company has a Contingency Retention Plan which provides for the payment to certain key employees of the Company, including all of the officers, of a lump sum termination benefit plus continuation of life insurance, health insurance and dental benefits for a period of time in the event the employment of such employees is terminated within one year after a "change of control," as defined. The amount of the lump sum termination benefit varies from the equivalent of three months to two years of salary and bonus at the time of termination. The period during which health and welfare benefits continue after termination varies from three months to two years, but is terminated if the employee obtains other employment with similar benefits. The Retention Plan continues in effect unless terminated, prior to a change in control, by a resolution approved by at least two-thirds of the Board of Directors.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

             The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:



                                                For the Three Months              For the Six Months
                                                  Ended March 31,                   Ended March 31,
                                             -------------------------         -------------------------
                                               1996             1995             1996             1995
                                             --------         --------         --------         --------
           Net sales                           100.0%          100.0%           100.0%           100.0%
           Cost of sales                        48.7            47.6             48.9             47.0
                                               -----           -----            -----            -----
              Gross profit                      51.3            52.4             51.1             53.0

           Operating Expenses:
             Distribution                       10.8            13.0             10.9             12.5
             Sales & Marketing                  17.9            22.9             20.8             27.6
             General & Administrative            5.9             7.0              7.6              9.1
             Research & Development              6.1             7.7              5.0              7.3
             Amortization of Intangibles         1.8             1.5              2.2              2.0
                                               -----           -----            -----            -----
                                                42.5            52.1             46.5             58.5
                                               -----           -----            -----            -----
           Income (loss) before
             other income                        8.8              .3              4.6             (5.5)

           Other Income                           .2              .3               .3              1.1
                                               -----           -----            -----            -----
           Net income (loss)
             before taxes                        9.0%             .6%             4.9%            (4.4)%
                                               =====           =====            =====            =====


The following table sets forth the percentage of net sales represented by each of the Company's major product categories:


                                               Three Months Ended                 Six Months Ended
                                                   March 31,                          March 31,
                                           -----------------------           -----------------------
                                             1996            1995             1996             1995
                                           -------          ------           ------           ------
             Pest control                     64.4%           57.4%            67.9%            59.7%
             Fertilizer                       34.5            41.1             31.0             38.3
             Composting                        1.1             1.5              1.1              2.0
                                             -----           -----            -----            -----
                                             100.0%          100.0%           100.0%           100.0%
                                             =====           =====            =====            =====

        Net Sales. Net sales for the three months ended March 31, 1996 increased slightly to $5,612,256 compared to $5,584,086 for the same period ended March 31, 1995. Net sales for the six months ended March 31, 1996 increased 5.5% to $9,248,733 compared to $8,764,076 for the same period ended March 31, 1995. The increase in net sales for each period reflects increased sales and distribution of Safer(R) branded pest control products partially offset by decreased sales of fertilizer and composting products due primarily to unusually poor spring weather which has reduced sales in virtually the entire fertilizer industry.

        Gross Margins. Gross margins for the three months ended March 31, 1996 decreased to 51.3% compared to 52.4% for the same period ended March 31, 1995. Gross margins for the six months ended March 31, 1996 decreased to 51.1% compared to 53.0% for the same period ended March 31, 1995. The decrease in gross margin as a percentage of sales was caused by increased costs for raw material ingredients and packaging and an increase in the proportion of foreign sales which historically carry lower margins than domestic sales.

        Operating Expenses. Operating expenses for the three months ended March 31, 1996 decreased $526,815 or 18.1% to $2,382,733 compared to $2,909,548 for the same period ended March 31, 1995. Operating expenses for the six months ended March 31, 1996 decreased $830,007 or 16.2% to $4,304,389 from $5,134,396 for the same period ended March 31, 1995.

        Distribution expenses for the three months ended March 31, 1996 decreased 16.7% in absolute dollars to $602,879 and decreased as a percentage of sales to 10.8% in 1996 from 13.0% for the same period in fiscal 1995. Distribution expenses for the six months ended March 31, 1996 decreased 7.5% in absolute dollars to $1,010,499 and decreased as a percentage of sales to 10.9% in 1996 from 12.5% for the same period in fiscal 1995. The decrease in distribution expenses was primarily due to reductions in outside distribution and freight expenses resulting from cost control measures implemented in fiscal 1995 and improvements in shipping methods. In addition, the decrease in distribution expenses as a percentage of sales also reflects the proportional increase in pesticide product sales which carries a lower average freight cost per dollar of revenue than fertilizer products.

        Sales and marketing expense for the three months ended March 31, 1996 decreased 21.1% in absolute dollars to $1,006,897 from $1,275,994 for the same period in fiscal 1995. Sales and marketing expense for the six months ended March 31, 1996 decreased 20.6% in absolute dollars to $1,924,248 from $2,422,928 for the same period in fiscal 1995. The decreases for these periods was due primarily to cost reduction measures implemented in fiscal 1995. The Company plans to incur increased sales and marketing expenses in the third quarter of fiscal 1996 due to the implementation of a major-market radio and television advertising campaign.

        General and administrative expenses for the three month period ended March 31, 1996 decreased $59,144 or 15.2% to $329,494 compared to $388,638 for the same period in fiscal 1995. General and administrative expenses for the six months ended March 31, 1996 decreased $92,508 or 11.6% to $704,585 compared to $797,093 for the same period in fiscal 1995. The decrease in general and administrative expenses was primarily the result of cost reduction measures implemented in fiscal 1995.

        Research and development expenses for the three months ended March 31, 1996 decreased $89,942 or 20.8% to $342,517 from $432,459 for the same period in fiscal 1995 and decreased $178,242 or 27.7% to $464,256 for the six month period ended March 31, 1996 from $642,498 for the same period in fiscal 1995. The decrease was primarily due to reduced product registration costs and cost reduction measures implemented in fiscal 1995.

        Other Income, Net. For the three months ended March 31, 1996, the Company incurred net other income of $12,024 compared to net other income of $15,526 for the same period in fiscal 1995. For the six months ended March 31, 1996, the Company incurred net other income of $30,948 compared to a net other income of $98,092 for the same period in fiscal 1995. The decrease in net other income for these periods was largely the result of higher interest expense due to increased borrowings on the Company's bank line of credit and reduced interest income caused by lower average excess cash balances with which to invest. Net other income consists of interest income on investments of excess cash balances, primarily during the first and fourth quarters, net of interest expense incurred on borrowings against the Company's seasonal bank line of credit, usually during the second and third quarters, and also includes royalty income from international marketing agreements and royalty expense on technologies licensed by the Company.

Liquidity and Capital Resources

        The Company's operations and cash needs are highly seasonal. During the first quarter of each year, the Company solicits early orders and plans production, typically building its inventory of products through January of each year for shipment during the spring selling season. Most of the shipments for the peak retail season, and therefore most of the billings that result in revenue recognition and in receivables, occur in February through May of each year. Accordingly, the Company typically consumes significant cash in operating activities during the first and second quarters of each year as it finances increases in inventory, primarily during the first quarter, and increases in receivables, primarily during the second and early third quarters.

        Consistent with such seasonal fluctuations, cash decreased by approximately $2.7 million during the six months ended March 31, 1996. The decrease in cash reflects the following: cash of $5.5 million consumed in operating activities, primarily to finance the seasonal buildup of receivables; cash of $85,000 consumed in investing activities to purchase office equipment and intangible assets; and cash of $2.9 million provided by financing activities from borrowings on the Company's seasonal bank line of credit.

        The Company normally relies on bank financing to fund seasonal increases in receivables and inventory and currently maintains a $5,000,000 bank line of credit which will expire on October 31, 1997. At March 31, 1996, the Company had outstanding borrowings under the line of $2,942,078. The Company believes that cash on hand and the line of credit will be adequate to meet the Company's cash needs for fiscal 1996.

        The Company does not believe that inflation has had a significant impact on the results of its operations.

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

                 The Company is not a party to any material legal proceedings.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

Exhibit
Number           Description
- - -------------------------------------------------------------------------------
     3.1         Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.2 of the
                 Company's Registration Statement on Form S-18, SEC File No.
                 33-36205-C).

     3.2 Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

     4.1 Specimen certificate of Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

  * 10.1 1986 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, SEC File No. 33-37806).

  * 10.2 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993, SEC File No. 0-18921).

     10.3 Lease Agreement between the Company and CSM Lakeside, a Minnesota Partnership, dated September 29, 1993 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993, SEC File No. 0-18921).

     10.4 Lease Agreement between the Company and The Northwestern Mutual Life Insurance Company dated May 13, 1994 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, SEC file no. 0-18921).

  * 10.5 Employment Agreement between the Company and Stanley Goldberg dated September 13, 1992 (incorporated by reference to Exhibit
                 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, SEC File No. 0-18921).

     10.6 Credit and Security Agreement and Supplement A to Credit and Security Agreement between the Company and FBS Business Finance Corporation relating to the Company's line of credit (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, SEC File No. 0-18921).

    10.7 Waiver and First Amendment to Credit and Security Agreement referred to in 10.6 above (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, SEC File No. 0-18921).

     10.8 Second Amendment to Credit and Security Agreement referred to in 10.6 and 10.7 above (incorporated by reference to Exhibit
                 10.10 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993, SEC File No. 0-18921)

     10.9 Third Amendment to Credit and Security Agreement referred to in 10.6, 10.7 and 10.8 above (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 20, 1994, SEC File No. 0-18921)

    10.10 Waiver and Fourth Amendment to Credit and Security Agreement referred to in 10.6, 10.7, 10.8 and 10.9 above (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, SEC file no. 0-18921).

    10.11        Stock Subscription Warrant between the Company and Robert W.
                 Fischer Co., Inc. dated July 18, 1990 (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

  * 10.12 Ringer Corporation Contingency Retention Plan, and Amendment No.1 to Ringer Corporation Contingency Retention Plan, dated October 26, 1993 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, SEC File No. 0-18921).

    10.13 Cross-Licensing and Joint Licensing/Sale Agreement between Ringer Corporation and Mycogen Corporation, dated May 31, 1994 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

    10.14 Patent License Agreement between Ringer Corporation, Mycogen Corporation and Monsanto Company, dated June 29, 1994 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

         *   Management contract or compensation plan or arrangement.



     (b)   Reports on Form 8-K

           No Reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RINGER CORPORATION





Dated:   May 13, 1996             By   /S/ Stanley Goldberg
                                     -------------------------------------------
                                  Stanley Goldberg
                                  President and Chief Executive Officer





Dated:   May 13, 1996             By   /S/ Mark G. Eisenschenk
                                     -------------------------------------------
                                  Mark G. Eisenschenk
                                  Vice President of Finance and Chief Financial
                                  Officer
                                  (principal financial officer)