Form 10QSB
period 1996-06-30
RINGER CORP /MN/
filed 1996-08-02
CIK 866752

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------


Commission file number:            0-18921
                       ---------------------------------------------------------


                               RINGER CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Minnesota                                                             41-0848688
- --------------------------------------------------------------------------------
 (State of incorporation or organization)  (I.R.S. Employer Identification No.)

9959 Valley View Road, Eden Prairie, Minnesota                        55344-3585
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)

                                (612) 941-4180
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of each of the registrant's classes of capital stock, as of July 20, 1996 was:

                Common Stock, $.01 par value, 10,921,930 shares

     Transitional Small Business Issuer Format:             [ ] Yes       [X] No

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

                              RINGER CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                           June 30,      September 30,
                                             1996            1995
ASSETS
Current Assets:
 Cash and cash equivalents             $    2,381,362   $  2,756,377
 Accounts receivable                        2,900,550      1,200,352
 Inventories                                1,784,950      2,026,981
 Prepaid assets                               130,289        132,607
                                        -------------    -----------
  Total current assets                      7,197,151      6,116,317

Property and equipment (net)                  244,944        299,374

Intangible assets (net)                     5,362,723      5,582,957
                                        -------------    -----------
 Total assets                          $   12,804,818   $ 11,998,648
                                        =============    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                      $      877,480   $    847,733
 Accrued expenses                             858,628        630,609
                                        -------------    -----------
  Total current liabilities                 1,736,108      1,478,342


Shareholders' Equity:
 Common Stock, par value
 $.01 per share, authorized
 25,000,000 shares, issued
 and outstanding 10,921,930 shares            109,219        109,219
 Additional paid-in capital                32,036,675     32,036,675
 Accumulated deficit                      (20,939,834)   (21,499,157)
 Cumulative translation adjustment           (137,350)      (126,431)
                                        -------------    -----------
  Total shareholders' equity               11,068,710     10,520,306
                                        -------------    -----------

  Total liabilities and
  shareholders' equity                 $   12,804,818   $ 11,998,648
                                        =============    ===========


See notes to consolidated financial statements.

                               RINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                  Three Months Ended            Nine Months Ended
                                        June 30,                    June 30,
                                ------------------------    --------------------------
                                   1996          1995          1996           1995
                                ----------    ----------    ----------     -----------
NET SALES                      $ 4,005,524   $ 3,915,000   $ 13,254,257   $ 12,679,076
COST OF SALES                    2,296,689     1,981,833      6,817,465      6,096,657
                                ----------    ----------    ----------     -----------
 Gross Profit                    1,708,835     1,933,167      6,436,792      6,582,419

OPERATING EXPENSES:
 Distribution                      306,685       503,898     1,317,184       1,596,729
 Sales & Marketing                 781,204     1,373,008     2,705,452       3,795,936
 General & Administrative          304,255       370,195     1,008,840       1,167,288
 Research & Development            125,023       150,508       589,279         793,006
 Amortization of Intangibles       100,951        89,830       301,752         268,876
                                ----------    ----------    ----------     -----------
                                 1,618,118     2,487,439     5,922,507       7,621,835
                                ----------    ----------    ----------     -----------
INCOME (LOSS) BEFORE
 OTHER INCOME (EXPENSE)             90,717      (554,272)      514,285      (1,039,416)

OTHER INCOME
 (EXPENSE), NET                     14,090       (10,888)       45,038          87,204
                                ----------    ----------    ----------     -----------
INCOME (LOSS) BEFORE
 INCOME TAXES                      104,807      (565,160)      559,323        (952,212)

INCOME TAX EXPENSE                      --            --            --              --
                                ----------    ----------    ----------     -----------
NET INCOME (LOSS)              $   104,807   $  (565,160)  $   559,323    $   (952,212)
                                ==========    ==========    ==========     ===========
Earnings (loss) per common
 and common equivalent share   $       .01   $      (.05)  $       .05    $       (.09)
                                ==========    ==========    ==========     ===========
Weighted average common
 and common equivalent
 shares outstanding             10,930,627    10,921,870    10,925,191      10,892,099
                                ==========    ==========    ==========     ===========





See notes to consolidated financial statements.

                               RINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       Nine Months Ended
                                                            June 30,
                                                  -----------------------------
                                                     1996              1995
                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                               $    559,323      $    (952,212)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Depreciation and amortization                      386,646            401,585
   Loss on disposal of intangible assets               17,331
   (Gain) loss on disposal of assets                  (15,148)            22,272
   (Increase) decrease in current assets:
    Trade accounts and notes receivable            (1,701,088)        (2,415,552)
    Inventories                                       236,187         (1,193,473)
    Prepaid expenses                                    2,366             56,584
   Increase in current liabilities:
    Accounts payable                                   31,668            403,431
    Accrued expenses                                  228,855             76,288
                                                  -----------       -----------
   Net cash used in operating activities             (253,860)        (3,601,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                   (40,095)          (70,620)
 Proceeds from sale of equipment                       24,548            23,308
 Purchase of intangible assets                        (99,074)          (51,479)
 Net cash paid on acquisition of Oxygen Plus                           (257,660)
                                                  -----------       -----------
  Net cash used in investing activities              (114,621)         (356,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                  14,729
 Principal payments on capital lease obligations                         (3,667)
                                                  -----------       -----------
  Net cash provided by financing activities                 0            11,062
 Effect of currency change on cash                     (6,534)          (18,872)
                                                  -----------       -----------

 Decrease in cash and cash equivalents               (375,015)       (3,965,338)

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                                2,756,377         4,847,623
                                                  -----------       -----------
 END OF PERIOD                                   $  2,381,362      $    882,285
                                                  ===========       ===========



See notes to consolidated financial statements.

                               RINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED JUNE 30, 1996
                                  (UNAUDITED)

Note 1.    BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Operating results through the third quarter of fiscal 1996 are not necessarily indicative of the operating results for the year ending September 30, 1996.

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

Note 3. All comparative data reflect application of consistent accounting principles and contain no prior period adjustments.

Note 4.    Inventory consists of the following:

                                          June 30,         September 30,
                                           1996                1995
                                        ----------          ----------
           Raw Materials                $  876,407          $1,172,967
           Finished Goods                  908,543             854,014
                                        ----------          ----------
                                        $1,784,950          $2,026,981
                                        ==========          ==========


Note 5.    Supplemental disclosure of cash flow information.

           Cash paid (received) for interest during the period for:

                                                     Nine Months Ended
                                                          June 30,
                                                -------------------------
                                                   1996         1995
                                                -------------------------
           Interest paid                        $   66,535    $  65,381
           Interest received                       (26,776)     (65,537)

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

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:



                                      For the Three Months   For the Nine Months
                                          Ended June 30,        Ended June 30,
                                      --------------------   -------------------
                                          1996    1995           1996    1995
                                         ------  -------        ------  ------
           Net sales                    100.0%  100.0%         100.0%  100.0%
           Cost of sales                 57.3    50.6           51.4    48.1
                                         ------  -------        ------  ------
            Gross profit                 42.7    49.4           48.6    51.9

           Operating Expenses:
            Distribution                  7.7    12.9            9.9    12.6
            Sales & Marketing            19.5    35.1           20.4    29.9
            General & Administrative      7.6     9.4            7.6     9.2
            Research & Development        3.1     3.8            4.5     6.3
            Amortization of Intangibles   2.5     2.3            2.3     2.1
                                         ------  -------        ------  ------
                                         40.4    63.5           44.7    60.1
                                         ------  -------        ------  ------
           Income (loss) before
            other income                  2.3   (14.1)           3.9    (8.2)

           Other income (expense), net     .3     (.3)            .3      .7
                                         ------  -------        ------  ------
           Net income (loss)
            before taxes                  2.6%   (14.4)%         4.2%   (7.5)%
                                         ======  =======        ======  ======



The following table sets forth the percentage of net sales represented by each of the Company's major product categories:


                                   Three Months Ended   Nine Months Ended
                                        June 30,             June 30,
                                   ----------------     ----------------
                                     1996    1995        1996    1995
                                   ------  --------     ------  --------
         Pest control               72.8%   69.6%        69.4%   62.7%
         Fertilizer and composting  27.2    30.4         30.6    37.3
                                   ------  --------     ------  --------
                                   100.0%  100.0%       100.0%  100.0%
                                   ======  ========     ======  ========


     Changes in Estimates. During the third quarter, the Company increased obsolete inventory provisions by $152,000 in connection with decisions to discontinue or replace certain products for the fiscal 1997 season, decreased co-op advertising reserves by $130,000 which remained unused from the prior year, and decreased an expense accrual recorded in a prior year by $50,000. The impact on third quarter operations from these adjustments was a net decrease in costs and expenses of $28,000, with no effect on net earnings per share as reported.

     Net Sales. Net sales for the three months ended June 30, 1996 increased 2.3% to $4,005,524 compared to $3,915,000 for the same period ended June 30, 1995. Net sales for the nine months ended June 30, 1996 increased 4.5% to $13,254,257 compared to $12,679,076 for the same period ended June 30, 1995. The increase in net sales for each period reflects increased sales and distribution of Safer(R) branded pest control products partially offset by decreased sales of fertilizer and composting products due primarily to unfavorable weather conditions which has caused lower than anticipated sales in much of the fertilizer industry.

     Gross Margins. Gross margins for the three months ended June 30, 1996 decreased to 42.7% compared to 49.4% for the same period ended June 30, 1995. Gross margins for the nine months ended June 30, 1996 decreased to 48.6% compared to 51.9% for the same period ended June 30, 1995. The decrease in gross margin as a percentage of sales was caused by increased costs for raw material ingredients and packaging, an increase in the proportion of foreign sales which historically carry lower margins than domestic sales and an increased provision for obsolete inventory discussed above.

     Operating Expenses. Operating expenses for the three months ended June 30, 1996 decreased $869,321 or 34.9% to $1,618,118 compared to $2,487,439 for the same period ended June 30, 1995. Operating expenses for the nine months ended June 30, 1996 decreased $1,699,328 or 22.3% to $5,922,507 from $7,621,835 for the same period ended June 30, 1995.

     Distribution expenses for the three months ended June 30, 1996 decreased 39.1% in absolute dollars to $306,685 and decreased as a percentage of sales to 7.7% in 1996 from 12.9% for the same period in fiscal 1995. Distribution expenses for the nine months ended June 30, 1996 decreased 17.5% in absolute dollars to $1,317,184 and decreased as a percentage of sales to 9.9% in 1996 from 12.6% for the same period in fiscal 1995. The decrease in distribution expenses was primarily due to reductions in outside distribution and freight expenses resulting from cost control measures implemented in fiscal 1995 and improvements in shipping methods. In addition, the decrease in distribution expenses as a percentage of sales also reflects the proportional increase in pesticide product sales which carry a lower average freight cost per dollar of revenue than fertilizer products.

     Sales and marketing expenses for the three months ended June 30, 1996 decreased 43.1% in absolute dollars to $781,204 from $1,373,008 for the same period in fiscal 1995. Sales and marketing expenses for the nine months ended June 30, 1996 decreased 28.7% in absolute dollars to $2,705,452 from $3,795,936 for the same period in fiscal 1995. The decreases for these periods were due primarily to cost reduction measures implemented in fiscal 1995 and to a favorable adjustment to estimated co-op advertising reserves discussed above.

     General and administrative expenses for the three month period ended June 30, 1996 decreased $65,940 or 17.8% to $304,255 compared to $370,195 for the same period in fiscal 1995. General and administrative expenses for the nine months ended June 30, 1996 decreased $158,448 or 13.6% to $1,008,840 compared to $1,167,288 for the same period in fiscal 1995. The decrease in general and administrative expenses for the year-to-date resulted from cost reduction measures implemented in fiscal 1995 and the a favorable adjustment to an estimated expense accrual recorded in a prior year discussed above.

     Research and development expenses for the three months ended June 30, 1996 decreased $25,485 or 16.9% to $125,023 from $150,508 for the same period in fiscal 1995 and decreased $203,727 or 25.7% to $589,279 for the nine month period ended June 30, 1996 from $793,006 for the same period in fiscal 1995. The decrease was primarily due to reduced product registration costs and cost reduction measures implemented in fiscal 1995.

     Amortization of intangibles increased 12.4% for the three months ended June 30,1996 to $100,951 from $89,830 for the same period in fiscal 1995, and increased 12.2% for the nine months ended June 30, 1996 to $301,752 from $268,876 for the same period in fiscal 1995. The increase was due primarily to the amortization of intangible assets acquired with the purchase of the Oxygen Plus product line in the first quarter of fiscal 1996.

     Other Income (Expense), Net. For the three months ended June 30, 1996, the Company incurred net other income of $14,090 compared to net other expense of $10,888 for the same period in fiscal 1995. For the nine months ended June 30, 1996, the Company incurred net other income of $45,038 compared to a net other income of $87,204 for the same period in fiscal 1995. The increase in net other income for the quarter was due primarily to increased royalty income for the quarter compared to the prior year. The decrease in year-to-date net other income was largely the result of higher interest expense due to increased borrowings on the Company's bank line of credit and reduced interest income caused by lower average excess cash balances with which to invest. Net other income consists of interest income on investments of excess cash balances, primarily during the first and fourth quarters, net of interest expense incurred on borrowings against the Company's seasonal bank line of credit, usually during the second and third quarters, and also includes royalty income from international marketing agreements and royalty expense on technologies licensed by the Company.

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

     Consistent with such seasonal fluctuations, cash decreased by $375,015 during the nine months ended June 30, 1996. The decrease in cash reflects the following: cash of $253,860 consumed in operating activities, primarily to finance increased receivables and cash of $114,621 consumed in investing activities to purchase office equipment and intangible assets.

     The Company normally relies on bank financing to fund seasonal increases in receivables and inventory and currently maintains a $5,000,000 bank line of credit which will expire on October 31, 1997. At June 30, 1996, the Company had no outstanding borrowings under the line. The Company believes that cash on hand and the line of credit will be adequate to meet the Company's normal cash needs for fiscal 1996.

     In June 1996, the Company announced that it had entered into a letter of intent to acquire The Chas. H. Lilliy Company, a lawn and garden company in Portland, Oregon which markets various lines of fertilizers, pesticides, grass seed, and packet seeds in the western and Pacific northwestern states. The acquisition depends upon completion of due diligence, finalization of a definitive acquisition agreement and obtaining adequate financing. The Company plans to finance the acquisition through bank debt and the issuance of restricted stock.

     The Company believes that inflation has not had a significant impact on the results of its operations.

                          PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

                 The Company is not a party to any material legal proceedings.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


        (a) Exhibits


Exhibit
Number   Description
- --------------------------------------------------------------------------------

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

   27.1  Financial Data Schedule

      *   Management contract or compensation plan or arrangement.



     (b) Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RINGER CORPORATION




Dated:   August 1, 1996   By   /S/ Stanley Goldberg
                             --------------------------------------------------
                          Stanley Goldberg
                          President and Chief Executive Officer





 Dated:   August 1, 1996  By   /S/ Mark G. Eisenschenk
                             --------------------------------------------------
                          Mark G. Eisenschenk
                          Vice President of Finance and Chief Financial Officer
                          (principal financial officer)

                               INDEX TO EXHIBITS


Exhibit
Number   Description
- --------------------------------------------------------------------------------


27.1     Financial Data Schedule