Form 10KSB
period 1996-09-30
RINGER CORP /MN/
filed 1996-12-30
CIK 866752

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended    September 30, 1996
                          -----------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from      to
                              ------  -------
Commission file number   0-18921
                       --------------------------------------------------------

                             RINGER CORPORATION
-------------------------------------------------------------------------------
               (Name of small business issuer in its charter)


           Minnesota                                      41-0848688
        --------------                                 ----------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

9555 James Avenue South, Suite 200, Bloomington, Minnesota               55431
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code     (612) 703-3300
                                               ---------------------------------
       Securities registered pursuant to Section 12(b) of the Act:   None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 par value per share
                    --------------------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
            [X] Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.      [X]

Revenues for the fiscal year ended September 30, 1996 totaled $14,672,784.

As of December 12, 1996, the Company had 10,921,930 shares of Common Stock outstanding. The aggregate market value of the 10,126,033 shares of Common Stock held by non-affiliates of the Company was $15,189,050, based on the closing share price on December 12, 1996 on the Nasdaq National Market.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 1997 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before January 28, 1997.

Transitional small business disclosure format:    [  ] Yes    [X] No

                                     PART I

Item 1.  BUSINESS.

GENERAL

         Ringer Corporation is a developer and leading marketer of premium-performance, environmentally-oriented lawn, garden and turf products for consumers and for specialty commercial and professional markets. The Company's product lines include proprietary microbially-driven fertilizer systems, oxygen-releasing water soluble fertilizer systems and biological and botanical pest controls, which are offered as products of choice over traditional fertilizers and pesticides. The Company also offers a line of composting products.

         The Company was incorporated in 1961 as a regionally-based, closely-held business founded by C. Judd Ringer. In 1986, Mr. Ringer sold a majority interest in the Company to new investors and retired from active management. Subsequently, the Company reorganized, with new management in most areas during the periods from 1986 through 1988 and again from 1992 through the summer of 1993. During these years, the Company increased its product offerings and expanded its distribution channels into national lawn, garden and turf care markets.

         Since 1986, the Company has raised approximately $27 million in capital through private equity offerings to venture capital organizations and individuals, and through public offerings of common stock in 1990 and 1992.
The capital raised was used by the Company to acquire a pest control product line, to fund programs for product packaging redesign, advertising, promotion and product development and to increase working capital. The Company's pest control product line is sold under the Safer(R) brand name through Safer, Inc., a wholly owned subsidiary of the Company acquired in 1991.

         The Company's products are sold in the consumer lawn and garden and the commercial golf course turf management markets. Product lines are composed of granular fertilizers, water soluble fertilizers, pesticides and composting products.

         The Company's granular fertilizer products use proprietary microbially-based delivery systems that control release of nutrients for extended uniform plant feeding and are marketed under the Restore(R), Supreme Garden Fertilizer(TM) and Safer(R) Lawn Fertilizer brand names.

         The Company's water soluble fertilizer products use proprietary oxygen releasing compounds that enhance root growth and function to promote more vigorous and healthy plants. Water soluble fertilizers were added to the Company's product lines in December 1994 through the acquisition of the assets of Plant Research Laboratories (See "Plant Research Laboratories" below). These products were marketed by the Company under the Oxygen Plus(R) brand name for fiscal 1995 and under the Safer(R) brand name in fiscal 1996.

         The Company's Safer(R) brand pest control products use microbial, botanical and mechanical technologies to effectively control insects, weeds and fungal diseases. Safer(R) brand biological and botanical pest control products are designed to work on targeted pests without harming beneficial insect populations or leaving harmful residues on turf and garden plants.

         The Company's composting products also use a microbially-based delivery system and are sold under the Ringer(R) brand name. The microbially-based composting products accelerate and enhance the process of decomposing yard waste into humus, a valuable organic amendment that can be added back to lawn or garden soil.

         The Company's products are developed to provide premium performance using available technologies with the lowest environment impact. The Company's products are directed toward wholesale consumer fertilizer and pesticide markets which exceed $1 billion according to the 1991 Kline & Company industry survey report. The Company believes that environmental considerations are playing an increasingly important role in consumer choice of lawn care and gardening products and further believes that this trend will provide increasing opportunities for the Company to market premium performance environmentally conscious lawn and garden products.

         The Company anticipates that its future growth will be derived from increased sales of its existing products, from sales of future products developed by the Company or licensed from others, and from the acquisition of additional product lines or companies with additional product lines.

PLANT RESEARCH LABORATORIES

         In December 1994, the Company acquired substantially all of the assets of Plant Research Laboratories ("PRL"), a California based developer and marketer of water soluble fertilizers for the indoor houseplant and outdoor lawn and garden markets with annual sales of less than $1 million generated principally in the western United States. The water soluble fertilizer products acquired utilize oxygen releasing compounds which are patented technologies under exclusive license to the Company for use in the lawn, garden, turf management and agricultural industries.

SALES AND MARKETING

         The Company's focus is primarily sales and marketing. The Company's products are marketed in the United States through both retail and commercial distribution channels. Retail channels consist principally of specialty lawn and garden stores, hardware cooperatives and mass merchants. Commercial channels consist of primarily of specialty distributors who sell products to golf course turf management professionals. In fiscal 1996, U.S. retail and commercial markets accounted for 79% and 5%, respectively, of the Company's sales. The remaining 16% is attributable to foreign retail and commercial market sales, primarily in Canada.

         Retail sales in the United States are conducted through a variety of retail outlets in all fifty states. These outlets consist of mass merchandisers and several lawn and garden wholesale distributors who, in turn, resell to retail garden centers, nurseries, hardware and home center stores. National retailers selling the Company's products include The Home Depot, Target, Cotter True Value Stores and Frank's Nursery & Crafts, although some of these retailers currently carry only limited selections of the Company's products or only carry them in certain regions of the country.

         The Company's retail sales efforts in the United States are managed by a vice president of sales located in the Company's main office, and by four regional sales managers located in Maryland, Georgia, Indiana and Washington. The Company uses a combination of direct sales personnel and independent manufacturers' representatives to market its products. The direct sales personnel and independent representatives, who report to the regional managers, are assigned territories that cover all 50 states. In addition, Ringer uses its wholesalers' sales and merchandising personnel and other merchandising service organizations to contact and service some of the larger retail outlets who sell the Company's products.

         Most of the Company's distribution and marketing activities are concentrated in the United States and Canada, however, a level of international over-seas business has been maintained for a number of years. The Company currently sells certain pest control products to foreign manufacturers and distributors and has sold products to customers in Germany, Switzerland and other European markets for over ten years. International sales are currently managed by Safer, Ltd., the Company's subsidiary in Toronto, Ontario, Canada. Safer, Ltd. maintains its own sales and marketing organization, its own product development operation and most of its own sources of supply and manufacturing. Although management believes there are significant future international market opportunities, management expects to concentrate the Company's marketing efforts in the United States and Canada for the foreseeable future while the Company focuses on establishing profitable operations in these primary market areas.

         The Company's commercial sales are supervised by the manager of commercial sales. Approximately 30 professional turf distributors, with several locations throughout the U.S. and Canada, buy products from the Company for sale primarily to golf courses with some sales going to lawn service operators, specialty landscapers and government landscape services. The commercial product line includes several microbial fertilizer formulations specifically designed for the needs of professional turf managers.

         Over the past several years the Company has used various forms of advertising and promotion to market its products. These forms include television, radio and print advertising, cooperative advertising programs and point-of-purchase marketing materials.

         In fiscal 1996, 1995 and 1994, the Company spent approximately $3.3 million, $4.8 million and $4.6 million, respectively, on sales and marketing expenses.

DISTRIBUTION AND TRANSPORTATION

         The Company relies primarily on common carrier transportation, leased warehouse facilities and public warehouse services to distribute its products nationwide. The Company's distribution and freight costs tend to be significant as a percentage of sales. This is due to the relatively heavy weight and bulky nature of the Company's products and the substantial shipping distances from distribution locations to some of the Company's major market areas.

         Some of the Company's fertilizer competitors are located in closer proximity to some of the Company's major market areas and, as a result, incur relatively lower freight costs. Lower freight costs can be an element of advantage to local or regional competitors when competing against the Company's fertilizer products shipped from distant distribution points. Consequently, the Company's relatively high distribution and freight costs can hinder fertilizer sales growth in some markets.

         In fiscal years 1996, 1995 and 1994, the Company spent approximately $1.6 million, $1.9 million and $1.9 million, respectively, on product transportation and warehousing costs.

COMPANY TECHNOLOGIES

         The Company's experience in biological systems has been applied to the development or acquisition of technologies in four product areas. First, two types of granular microbially-activated fertilizer systems have been developed for specific lawn, garden and commercial turf uses. Second, two types of oxygen-releasing water soluble fertilizers have been added to the Company's product offerings for use on indoor plants, outdoor container plants, and other lawn and garden uses. Third, a line of biological and botanical pest control products have been developed which focus on a broad spectrum of plant pests which include insects, weeds and fungal diseases. Fourth, a line of microbial composting inoculant systems has been developed to enhance and accelerate decomposition of organic yard and garden waste materials.

         The Company's granular fertilizer technologies are based on the use of naturally occurring soil microbes in combination with plant nutrients and high energy carbohydrate sources to produce a superior controlled release fertilizer system. These fertilizer technologies are focused on the "rhizosphere", which is the biologically dynamic zone in the upper six inches of topsoil where plant roots and soil interact. The microbial activity in the rhizosphere is essential to the health and vigor of plants and soil. Active microbial populations help to make nutrients available to plants and are essential in developing good soil structure. They also play an important role in regulating plant diseases.

         The Company's water soluble fertilizer technologies use a patented oxygen releasing compound ("ORC") in combination with high quality plant nutrients. This fertilizer technology is focused on providing a reliable supply of oxygen and nutrients to plant roots. Research has shown that an adequate supply of oxygen at the root level is essential to maintaining a healthy balance of chemical and microbial activity which promotes growth and vitality in most plants. Certain unfavorable soil conditions resulting from physical compaction, heavy clay content, over watering, flooding, and other causes, can result in oxygen deficiency in the soil and, consequently, a less healthy plant environment. Through the use of ORC, the Company's water soluble fertilizers help to reduce oxygen deficient conditions and promote a heathy growing environment by providing a reliable supply of timed-release oxygen and other beneficial plant nutrients directly to the plant root system.

         The Company's pest control technologies are based primarily on fatty-acid compounds, naturally occurring plant extracts and microorganisms, and mechanical traps to control unwanted pests. The Company holds numerous patents for fatty-acid based pest control products and products using fatty-acids as synergists in combination with both natural and synthetic pesticides.

         The Company performs extensive product performance tests through contract research and development facilities, as well as at its field lab in Minneapolis, Minnesota.

         To assist the process of investigating new product opportunities, the Company consults, from time to time, with knowledgeable scientists and other experts regarding trends and technologies in fertilizers, pesticides and turf management.

PRODUCTS

         The Company's four major product categories are microbial fertilizers, water soluble fertilizers, pest control products and composting products.

         MICROBIAL FERTILIZERS

         The Company offers three types of proprietary microbial fertilizer products. These include all-natural fertilizers, marketed under the Restore(R) brand name, hybrid fertilizers using the B.A.S.E.(TM) (or "Biologically-Active Soil Enrichment") system, marketed under the Supreme Garden Fertilizers(TM) brand name and Low Phosphate Lawn Fertilizers using a natural nutrient component marketed under the Safer(R) brand name. Each type is discussed below. These microbial fertilizers provide high performance, non-burning, slow-release fertilization programs for improved plant growth and extended feeding. From 1989 through 1994, product performance tests were conducted on the Company's microbial fertilizers at North Carolina State University, Iowa State University, the University of Florida, Michigan State University, Penn State University, Rhode Island University, the University of Nebraska, Texas A&M University, Washington State University, the University of Georgia, and Cornell University. Tests were conducted on various types of turf comparing turf color, turf quality, disease suppression characteristics and thatch reduction characteristics between Company's microbial fertilizers and common synthetic nitrogen fertilizer sources used in most competitors' products. In each study, the Company's microbial fertilizers were found to perform equal to or superior to the competing synthetic nitrogen fertilizer sources tested. Microbial fertilizer products accounted for 26%, 31% and 39% of the Company's sales in fiscal 1996, 1995 and 1994, respectively.

         ALL NATURAL RESTORE(R) FERTILIZERS - The Company's Restore(R) brand fertilizer is an all natural two-part fertilizer system that combines selected naturally occurring soil microorganisms with selected nutrient sources. Nutrient sources are designed to meet specific plant growth requirements while promoting improved soil quality. The sources include a balance of high-quality, feed-grade proteins and carbohydrates. The microorganisms use the carbohydrates as an energy source to convert the proteins and other materials into the nitrogen, phosphorous and potassium required for plant growth. The microbial fertilization system releases its nutrients slowly so that the potential for nutrient losses due to leaching, run-off and evaporation is reduced. All natural Restore(R) fertilizers are ideally suited for diseased or problem lawns.

         LOW PHOSPHATE SAFER(R) BRAND LAWN FERTILIZERS- The Company's Safer(R) brand fertilizers use low phosphate formulations, designed to be used around environmentally sensitive areas where water quality is an issue. Safer(R) Brand fertilizers use an exclusive blend of nitrogen sources that provide four-way greening. This process greens up treated lawns quickly and provides extended feeding for up to 12 weeks. The natural nutrient component in Safer(R) Brand fertilizers provides slow release non-burning nitrogen and enhanced microbial activity for a more vital soil.

         B.A.S.E(TM) TECHNOLOGY - SUPREME GARDEN FERTILIZERS(TM)- B.A.S.E.(TM) (or "Biologically-Active Soil Enrichment") technology is a unique fertilizing system developed by Ringer Corporation. In 1995, the Company introduced Supreme Garden Fertilizers(TM) to the garden market. The B.A.S.E.(TM) system combines three different nitrogen sources that vary in water solubility. These three nitrogen sources are blended with high energy natural carbohydrates, derived from molasses, and selected soil microorganisms to form a pelleted matrix. This matrix is bound together by a water absorbent natural gum that maintains pellet integrity and regulates water movement into the pellet. The result is a nitrogen fertilizer system that provides a quick release water soluble component for fast initial plant response followed by a controlled slow-release nitrogen component for extended feeding. When the B.A.S.E.(TM) system is applied to the soil and watered, the pellet slowly absorbs moisture into the fertilizer matrix by way of the absorbent gum binders. The soil microorganisms present are activated by the moisture and start using the high energy carbohydrates and soluble nitrogen as food sources promoting growth of microbial cell bio-mass. A portion of the water soluble nitrogen is solubilized and released from the pellet to be available immediately for uptake by the plant. This provides the quick initial response. A fraction of the soluble nitrogen that is used by the microbes for food is also eventually released to be available for uptake by the plant. The remaining fraction is water insoluble natural organic nitrogen bound up in proteins. The proteins are slowly broken down by soil microorganisms to provide extended feeding to the plant.

         WATER SOLUBLE FERTILIZERS

         The Company offered water soluble fertilizers for the first time in fiscal 1995 which were acquired from Plant Research Laboratories in December 1994. (See "Plant Research Laboratories" above.) The Company's water soluble fertilizers are marketed in both liquid and powdered formulas under the Oxygen Plus(R) brand name. Oxygen Plus(R) water soluble fertilizers utilize, in combination with macro nutrients, a patented ingredient called Oxygen Releasing Compound ("ORC"). ORC was developed to overcome plant growth problems caused by oxygen deficient soil. Soil can become oxygen deficient due to many causes including heavy clay content, physical compaction, over watering and flooding to name a few. Oxygen deficiency in the soil has been shown to cause a number of chemical and microbial imbalances that interfere with plant growth and health. In most plants, an adequate supply of oxygen in the soil is essential for healthy growth and function of the plant roots. Oxygen assists the chemical process that allows plant roots to absorb and metabolize nutrients from the soil that are essential for healthy plant respiration and photosynthesis. ORC utilizes the plant's own soil as an organic catalyst to provide the plant time-released oxygen, activated by water, for an optimal balance of soil, water, air and nutrients. Sales of water soluble fertilizers accounted for approximately 3% and 4% of the Company's sales in fiscal 1996 and 1995, respectively. The Company had no water soluble fertilizer sales prior to fiscal 1995.

         ENVIRONMENTALLY ORIENTED PEST CONTROLS

         The Company first introduced pest control products in 1989. The Company's pest control business was greatly expanded in 1991 with the acquisition of its Safer(R) brand pest control product line.

         The active ingredients in the Company's pest control products are naturally occurring microbial and botanical derivatives and synthesized versions of naturally occurring botanical derivatives. These active ingredients have been developed to control specific insects, weeds and fungal diseases. The Company's biological and botanical pest controls biodegrade more rapidly and have a lower mammalian toxicity rating than most traditional pesticides.

         The Company's pest control products accounted for 70%, 63% and 58% of sales in fiscal 1996, 1995 and 1994, respectively.

         The pest control products sold by the Company fall into eight categories:

         Pyrethrums Plus Fatty Acids ("SAP"). SAP is a proprietary technology that uses fatty acids as a synergist for pyrethrum. This patented combination allows the Company to market a fast acting, highly effective, environmentally focused pest control product. The Company believes this protected technology allows it to maintain a unique position in the market for pyrethrum based pest controls. Products currently formulated using SAP technology include Safer(R) Tomato and Vegetable Insect Killer, and Safer(R) Yard and Garden Insect Killer. Pyrethrums are non-proprietary botanical insect controls of low toxicity. Liquid spray application of a pyrethrum solution kills certain insects rapidly by attacking their nervous systems. Pyrethrums are derived from certain chrysanthemum flowers grown in certain climatic regions of the world. In past years, production of pyrethrum was limited and, at times, pyrethrums were available only in controlled amounts. The production of pyrethrums has expanded into other areas of the world in recent years resulting in a more reliable supply of this ingredient. Management believes that pyrethrums are now readily available in adequate amounts to meet the Company's needs for the foreseeable future.

         Synthetic Pyrethroids. Synthetic pyrethroids are man-made variations of the natural insecticide pyrethrum. (See Pyrethrums Plus Fatty Acids above). Synthetic pyrethroids are highly effective insecticides with low mammalian toxicity profiles, comparable to or better than pyrethrum, with the added advantages of being lower in price and more readily available. The Company has a non-exclusive license to use certain synthetic pyrethroid technologies included in some of the Company's pest control products. These products include Safer(R) Wasp and Hornet Killer, Safer(R) Indoor Insect Fogger and Safer(R) Outdoor Insect Fogger, Safer(R) Home Patrol(TM) Insect Killer, and Safer(R) Superstop(TM) Ant, Roach and Insect Killer.

         Insecticidal Soaps. Insecticidal soap pest controls are based on potassium salts of fatty acids which, upon spray application, kill small soft-bodied insects by disrupting the cell membranes. Many of the Company's insecticidal soaps contain citrus aromatics which enhance the products' odor. Insecticidal soaps are of low mammalian toxicity and are used to control insects such as aphids, mites, mealy bugs, whitefly and others. The Company believes that the raw materials and manufacturing capacity for insecticidal soaps are readily available. The Company markets insecticidal soap products for specific types of plants such as house plants, roses and flowers, and lawns, trees and shrubs.

         Herbicidal Soaps. This patented technology employs short chain fatty acids to kill unwanted vegetation on a non-selective basis. The Company believes it is the only marketer of a naturally derived technology employed to control plant material. Superfast(R) Brand Weed and Grass Killer, Safer(R) Lawn Moss Killer and Safer(R) Home, Deck & Patio Moss & Algae Killer products are based on the Company's proprietary herbicidal soap technology.

         Fungicides. Products such as Safer(R) Flower, Fruit & Vegetable Garden Fungicide use elemental sulfur in an easy-to-use formulation to control fungal diseases on plant foliage. The Company believes it is the only marketer to sell a ready-to-use sulfur based fungicide.

         Traps. The Company sells mechanical traps, such as Safer(R) Beetle Trap for Japanese Beetles which attracts and catches Japanese beetles. Mechanical traps attract by means of sex lures, floral lures and/or color. Once lured to the trap, the insect falls into a container from which it cannot escape, and eventually the insect dies.

         Bacillus thuringiensis ("Bt"). Bt is a bacterium that contains a protein crystal toxin. When ingested by certain insects, this toxin disrupts the stomach lining and causes paralysis or death in the insect. Various strains of Bt may be insect-specific and are marketed by the Company for insect-specific control such as Safer(R) Tree, Shrub & Vegetable Caterpillar Killer. Food crops may be treated with Bt and harvested the same day. The Company holds no proprietary rights to Bt technology, which has been widely available for many years and is used by many of the Company's competitors. The Company believes sources for Bt will be readily available at competitive prices.

         Neem. The Company markets a broad spectrum organic insecticide and insect repellent called "Neem". Ringer markets Neem insecticide and repellent under the brand name Safer(R) BioNEEM(R). BioNEEM(R) insecticide was first introduced by the Company to retail distribution in the spring of 1993. BioNEEM(R) was introduced as a Japanese Beetle repellent for the 1995 season. The active ingredient in Neem is Azadirachtin. Azadirachtin is obtained from the Neem tree, a tropical evergreen mahogany that grows in Asia, Africa and Central America, and is extracted from the Neem seed which is harvested as a renewable resource. Neem insecticide is currently labeled for over thirty insects. Additional insects may be added in the future. According to the National Research Council, Neem materials have been shown to affect more than 200 species of insects. When insects come in contact with Neem insecticide, through ingestion or contact, the normal developmental cycle of the insect is disrupted preventing it from molting or maturing. When sprayed on plant foliage, Neem acts as a strong repellent to many insects that will either avoid the sprayed plant or land on it but not feed. Beneficial insects generally do not feed on plants and, therefore, are typically not affected by Neem. Azadirachtin has a residual effect lasting up to seven days, a unique characteristic when compared to other organic pesticide technologies. Home owners can use Neem products in place of traditional synthetic pesticides, such as diazinon and carbaryl. The Company believes that the supply of Azadirachtin will be adequate to satisfy the Company's needs for the foreseeable future.

         COMPOSTING PRODUCTS

         Composting is the process by which yard, garden and certain kitchen wastes may be broken down into humus, the organic part of soil. During this process, a variety of naturally occurring microorganisms and enzymes break down the carbohydrates and woody cell walls of plants into simple forms of the basic nutrients - nitrogen, phosphorus and potassium - required for lawn and plant growth. Finished compost may be used as a fertilizer and may also be applied to the soil surface as a mulch or soil amendment which can insulate plant roots from extreme temperatures, reduce erosion, control weeds and improve moisture retention. The Company's composting products are designed to enhance and accelerate the composting process.

         The Company has applied its expertise in formulating microorganisms with enzymes and nutrient sources to the development of a line of compost inoculants specifically designed for the materials to be composted. The nutrient sources are specially designed to balance the carbon/nitrogen ratio in the compost pile to allow for a more rapid breakdown of the organic material. The microorganisms used in these composting inoculants have been specifically selected to work at the elevated temperatures that occur in a compost environment and to successfully compete with indigenous microorganisms for available nutrient sources. The microbes are also selected for their ability to produce enzymes which will accelerate the breakdown of complex organic materials. The Company believes that its composting products are unique in that they combine a microbial load with a balanced nutrient package to promote the initial growth of the organisms which accelerates the rate of decomposition of yard debris such as leaves and grass clippings.

         The Company's composting products accounted for 1%, 2% and 3% of the Company's sales in fiscal 1996, 1995 and 1994, respectively.

PRODUCT DEVELOPMENT

         The Company conducts ongoing product development efforts to enhance existing products and develop new products. Most of the Company's product development, research and testing is conducted by university and government researchers unaffiliated with the Company.

          Since the acquisition of Safer, Inc. ("Safer") in 1991, the Company has maintained an exclusive right-of-first refusal option to manufacture and market in North America certain products developed by Eco-Care Technologies, Inc. ("Eco-Care"), a research company located in Vancouver, British Columbia, which was formed by scientists formerly employed by Safer. In return for these rights, the Company granted to Eco-Care a non-exclusive license to use certain Safer(R) brand technologies.

         In fiscal 1996, 1995 and 1994, the Company spent $748,932, $981,495 and $1,212,263, respectively, on research and development expenditures.

MANUFACTURING

         The Company uses outside subcontract manufacturers to produce its products. This provides the Company flexibility to react quickly and economically to seasonal production demands and new product introductions and to control fixed costs.

         The Company's Restore(R) brand Safer(R) brand and Supreme Lawn(TM) brand microbial fertilizers and its composting products are produced pursuant to short-term manufacturing agreements with two subcontractors. The Company believes that these subcontractors have sufficient available manufacturing capacity to satisfy the Company's needs for the foreseeable future.

         The Company's pest control products are manufactured by two subcontract companies located in Minnesota and Missouri. The Company believes that these subcontractors have sufficient available manufacturing capacity to satisfy the Company's needs for the foreseeable future. Products for Canada and overseas markets are manufactured by subcontractors in Canada, Europe and the United States.

         The manufacture of the Company's microbial fertilizers, compost inoculants and certain pest control products involves formulation and granulation processes for which the Company must obtain large supplies of microorganisms. These microorganisms are generally available from several suppliers. The Company believes that sufficient industry capacity exists to satisfy the Company's microbial needs for the foreseeable future.

         The Company believes that its fertilizers and composting products and its non-microbial pest control products are manufactured using generally available raw materials and processes common to the industry. The Company does not anticipate any shortages of such raw materials or manufacturing capacity which would materially affect the supply of finished goods, although price fluctuations may affect total product costs.

GOVERNMENT REGULATION AND PRODUCT REGISTRATION

         Government regulation in the United States and other countries is a significant factor in the research, development, production and marketing of pesticides and, to a lesser extent, fertilizers. To develop and sell a pesticide product, federal and state product registration must be obtained for each pest and plant for which the product is used. In the United States, pesticides are regulated by the Environmental Protection Agency ("EPA") under the Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"), which requires extensive efficacy, toxicology and environmental testing to substantiate product performance and safety prior to registration. In addition, many states have additional registration requirements that go beyond FIFRA.

         Under FIFRA, field efficacy testing may be conducted on a small scale in certain instances. To conduct large-scale field tests, a company must obtain an experimental use permit ("EUP"), which generally requires satisfactory completion of certain toxicology and environmental studies. Initial EPA registration for a new pesticide may therefore be a lengthy and expensive process. In addition, the U.S. Congress has mandated that the EPA require that all pesticide products registered prior to 1984 be re-registered by 1997 using today's stricter testing protocols. Registration applicants also must submit their proposed labeling for EPA approval. FIFRA creates a complex and detailed scheme for pesticide labeling. After a pesticide is registered, it must be sold with labeling and claims exactly as approved by the EPA.

         To regulate the development and use of biological pest controls, including those based on naturally occurring microorganisms, the EPA established special guidelines for their registration which are set forth in Subdivision M of the EPA's Pesticide Assessment Guidelines. Biological pest controls currently are subject to a three-tier toxicology testing procedure and a four-tier environmental testing procedure. A biological pest control product that satisfactorily completes both the toxicology and environmental Tier I tests is not required to go through the tests specified in subsequent tiers. Should questions arise during any tier of testing, additional tests may be required. The cost of registering biological pest control products is generally substantially lower than that for chemical pesticides. Most of the Company's products have only required Tier I testing. Stricter registration requirements apply to products based on genetically engineered organisms. The Company does not currently use any genetically modified organisms. Based on current EPA regulations, management believes that biological pest control product registrations can be obtained at a reasonable cost to the Company.

         The fertilizer products produced and marketed by the Company are currently regulated by individual state departments of agriculture. Requirements for obtaining registrations to sell fertilizers vary from state to state. Every fertilizer product must be registered and licensed in each state where it is sold, and a registration or license fee to maintain this registration must be paid on an annual basis.

         The Company's product performance claims for its fertilizers are more extensive than those typical of traditional fertilizers, and include claims that the products improve soil and minimize conditions that promote certain diseases. As part of the registration process, research data in support of these claims must be submitted to the appropriate state agencies. This research must be independently generated, preferably at the university level. The Company's fertilizer products have been tested at several state universities across the country, as well as in a leading independent turf research facility in Europe.

         The Company's fertilizer products are currently registered in most states under a national label which makes certain performance claims. Several states object to certain claims made on the packaging or require claims specific to a state. The Company, where possible, has designed special packaging, citing limited claims, to permit as wide of registration and sale as possible. The Company continues to work with all states to improve registration status nationwide, and to substantiate the performance claims through studies conducted at universities.

         The Company's products will also be subject to regulation by agencies of foreign countries in which the products are tested, sold or used. The Company's activities may be subject to regulation under various other federal and international laws, regulations and guidelines, and state and local regulatory requirements, including approvals prior to shipping the products into a country, state or locality for either experimental or commercial purposes. The Company currently maintains product registrations in 11 foreign countries and has registrations pending in three additional foreign countries. The Company cannot predict the effect of future legislation and regulation on the Company's operations.

         There can be no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that the Company's resources will be adequate to meet the costs of regulatory compliance. Any or all of those approvals may be the subject of disputes that could postpone or prevent research, development, production and/or marketing of the Company's products.

         Some states have laws imposing liability on certain parties for the release of pesticides and/or fertilizers into the environment in a manner or in concentrations not permitted by law. Such liability could include, among other things, responsibility for cleaning up the damage resulting from such a release. In addition, the Comprehensive Environment Response, Compensation and Liability Act, commonly known as the federal Superfund law, imposes liability on certain parties for the release into the environment of hazardous substances, which might include fertilizers and pesticides under certain circumstances. The federal Superfund law has been interpreted to impose liability on a producer of pesticides for cleaning up environmental damage resulting from the release of its products into the environment during their manufacture. The Company has not been subject to any claims for responsibility relating to impermissible releases of pesticides under such federal or state statutes. However, there can be no assurance that the Company will not be subject to claims under such statutes at some time in the future. The Company believes that it does not need, and it does not maintain, insurance for any environmental claims which might result from the release of its products into the environment in a manner or in concentrations not permitted by law.

COMPETITION

         The Company faces significant competition in the fertilizer and pesticide industries from numerous manufacturers and suppliers, several of which significantly dominate their respective markets and many of which have substantially greater financial, technical, marketing and other resources than the Company. The principal competitive factors in the Company's markets are efficacy, ease of application, price, health and environmental compatibility and name recognition. The Company's products generally cost more than those of their conventional chemical counterparts, and therefore the Company is generally not able to compete on pricing alone.

         The Company believes that it has three categories of competitors in the pesticides market: large chemical pesticide companies, companies with existing bio-pesticide product lines, and companies developing new bio-pesticide products. The pesticide industry is dominated by large chemical companies located in the United States and Europe. These companies generally operate throughout the world and have the capability to manufacture chemical pesticides very efficiently.

         The Company's principal competitors in the consumer chemical pesticide market are Solaris (Ortho) and Spectracide. There are several companies which manufacture and market bio-pesticides for agricultural use, including Abbott Laboratories and Sandoz AG. Many of the large chemical pesticide companies are currently conducting research on biological pest control technology. In addition, the Company is aware that at least one dominant chemical pesticide manufacturer has introduced a limited line of alternative pest control products. There are also small biotechnology companies which are conducting research in the biological pest control area. These companies may represent significant competition in the future.

         The Company's principal competitor in the consumer fertilizer market is The Scotts-Miracle Grow Company. Other significant competitors include Lebanon (Greenview), Milwaukee Sewer Improvement District (Milorganite) and Estech (Vigoro). Freight cost involved in shipping bulk fertilizer products across the country are a significant factor in national competition. In addition to national competitors, the Company has many regional and local competitors who incur lower freight costs and are therefore more price competitive in regional and local markets. The Company estimates that approximately 35% of the market share is held by smaller regional and local fertilizer manufacturers.

         The Company's principal competitor in the compost inoculant market is Sudbury. A number of relatively small competitors also participate in the market. The composting product market is very competitive and has been declining over the past few years. Management believes that competition will remain aggressive and that the market may continue to decline, which, together, may contribute to further decreases in the Company's composting product sales.

         Products developed by the Company may also be subject to competition from products developed by companies using other technologies. One potential source of competition in the future may come from plant science technology, including development of pest-resistant plants by genetic engineering and other methods.

SEASONALITY

         Sales of the Company's products are highly seasonal, with Company shipments of fertilizers and pest controls being heavily concentrated in the winter (second fiscal quarter) and spring (third fiscal quarter). See Item 6, Management's Discussion and Analysis - Quarterly Performance.

PATENTS AND PROPRIETARY TECHNOLOGIES

         The Company seeks to protect its product technologies through a variety of means including patents, trade secrets, proprietary know-how, technological innovation and customer education.

         The Company relies on the use of proprietary processes in the formulation of its microbial fertilizer products to protect them against duplication by competitors. The Company acknowledges that there can be no assurance that such proprietary processes will provide sufficient protection.

         The Company owns patents covering the herbicidal soap and the soap synergized pyrethrum (SAP) technology. These patents expire in the years 2008 and 2007, respectively. Also, in connection with the December 1994 acquisition from Plant Research Laboratories (see "Plant Resource Laboratories" above) of a water soluble fertilizer product line, marketed under the Oxygen Plus(R) brand name, the Company acquired an exclusive worldwide license to practice patents relating to oxygen releasing technology in the horticultural, agricultural and lawn and garden markets. The license covers currently existing patents and any further patents on the technology that may be issued in the future. The current patents on oxygen releasing technology expire in the year 2011.

         As of December 1996, the Company owned 31 patents, including 20 U.S. patents, and licensed two additional U.S. patents, which expire at various times during the year from 2006 through 2012. The Company acknowledges that there can be no assurances that its owned or licensed patents will provide sufficient protection for its products or be of commercial benefit to the Company.

         The Company obtains confidentiality agreements from current Company employees, scientific consultants and potential strategic corporate partners prior to disclosing Company trade secrets and know-how. There can be no assurance that these confidentiality agreements will be honored or that such proprietary know-how or trade secrets will not be independently created by third parties.

EMPLOYEES

         As of December 12, 1996, the Company had 36 employees, all of whom are full-time, located in the U.S. and Canada. Of these employees, 3 were engaged in product development, 13 in sales and marketing, 12 in distribution and material control and 8 in general administration. The Company plans to hire additional personnel as required by the needs of its business. The Company does not currently anticipate difficulties in attracting sufficient numbers of qualified employees. None of the employees are covered by collective bargaining agreements, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

Item 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 6,000 square feet of office facilities located in Bloomington, Minnesota. In addition, the Company leases approximately 26,000 square feet of warehouse and office space in

Eagan, Minnesota. The Company's corporate office lease and its warehouse lease expire in September 1999 and December 2001, respectively. A subsidiary of the Company leases approximately 13,600 square feet of office and warehouse space in a suburb of Toronto, Canada. The lease for the subsidiary's office and warehouse space expires in fiscal 2000. The Company anticipates that it will be able to renew such leases or enter into new leases on substantially similar terms. See Note 5 of Notes to Consolidated Financial Statements for annual rental commitments. The Company believes that the properties are adequately covered by insurance.

Item 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of stockholders during the quarter ended September 30, 1996.

                                    Part II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: RING. The following table sets forth the high and low sales prices of the Company's common stock for the last two fiscal years as reported by Nasdaq.

                 QUARTERLY STOCK PRICES - FISCAL 1995 AND 1996

                                                               Sale Prices
                                                             ----------------
                                                               High       Low
                                                             -------     -----
Quarter of 1995:
    First   . . . . . . . . . . . . . . . . . . . . . . .    $2 1/8      $1 3/8
    Second  . . . . . . . . . . . . . . . . . . . . . . .    $2 1/2      $1 1/2
    Third   . . . . . . . . . . . . . . . . . . . . . . .    $2 3/8      $1 3/8
    Fourth  . . . . . . . . . . . . . . . . . . . . . . .    $1 21/32    $1 1/4

Quarter of 1996:
    First   . . . . . . . . . . . . . . . . . . . . . . .    $2 1/8      $1 3/8
    Second  . . . . . . . . . . . . . . . . . . . . . . .    $2          $1 5/8
    Third   . . . . . . . . . . . . . . . . . . . . . . .    $2 3/4      $1 3/8
    Fourth  . . . . . . . . . . . . . . . . . . . . . . .    $2 3/8      $1 3/8


HOLDERS.

        As of December 12, 1996, there were 264 holders of record of the Company's common stock, and the Company estimates there were approximately 2,300 beneficial holders at such date.

DIVIDENDS.

        The Company has not paid or declared any cash dividends in the past five years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION ACTIVITIES

On May 30, 1996, the Company entered into a letter of intent to acquire all outstanding stock of The Chas. H. Lilly Company ("Lilly"), a regional provider of lawn and garden fertilizers, pesticides and packet seeds headquartered in Portland, Oregon. On December 12, 1996, the Company announced that it elected to discontinue efforts to acquire Lilly. Accordingly, the costs associated with this acquisition attempt, which amounted to $312,771, have been charged to expense in the accompanying fiscal 1996 Consolidated Statement of Operations.

In December 1994, the Company acquired substantially all of the assets of Plant Research Laboratories ("PRL"), a California based developer and marketer of water soluble fertilizers for the indoor houseplant and outdoor lawn and garden care markets with annual sales of less than $1 million. The water soluble fertilizer products acquired use a proprietary oxygen releasing technology. These products were sold by PRL prior to the acquisition and have been sold by the Company thereafter, primarily in the western United States, under the Oxygen Plus(R) brand name. The Company introduced these products into national markets in fiscal 1996 and plans to utilize the acquired technology in the development of future products.

Management believes that new product introductions are essential to the future growth and profitability of the Company. The Company is actively seeking additional new product opportunities through a number of internal and external means including the possibility of licensing arrangements with other companies and further acquisitions. It should be noted, however, that the successful culmination of these efforts or the profitable introduction of new products cannot be assured.

RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's Consolidated Statements of Operations:

                                                                           Percentage of Net Sales
                                                                         For Years Ended September 30,
                                                                  --------------------------------------
                                                                     1996            1995          1994
                                                                  --------        --------      --------
     Net sales  . . . . . . . . . . . . . . . . . . . . . . .      100.0%          100.0%        100.0%
     Cost of sales  . . . . . . . . . . . . . . . . . . . . .       52.1            49.2          47.4
                                                                  ------          ------        ------
     Gross margin   . . . . . . . . . . . . . . . . . . . . .       47.9            50.8          52.6

     Operating expenses:
         Distribution and warehousing   . . . . . . . . . . .       10.6            13.3          12.9
         Sales and marketing  . . . . . . . . . . . . . . . .       22.7            33.9          31.6
         General and administrative   . . . . . . . . . . . .        9.1            10.2          10.7
         Research and development   . . . . . . . . . . . . .        5.1             6.9           8.3
         Amortization of intangibles  . . . . . . . . . . . .        2.7             2.7           2.5
                                                                  ------          ------        ------
            Total operating expenses  . . . . . . . . . . . .       50.2            67.0          66.0
                                                                  ------          ------        ------
         Loss before other income (expense)   . . . . . . . .       (2.3)          (16.2)        (13.4)
            Other income (expense)  . . . . . . . . . . . . .       (1.6)             .9          11.7
                                                                  ------          ------        ------
         Net loss   . . . . . . . . . . . . . . . . . . . . .       (3.9)%         (15.3)%        (1.7)%
                                                                  ======          ======        ======

The following table sets forth the percentage of net sales represented by each of the Company's major product categories:

                                                                        Year Ended September 30,
                                                                   ----------------------------------
                                                                    1996           1995         1994
                                                                   ------         ------       ------
Pest control  . . . . . . . . . . . . . . . . . . . . . .            70%           63%         58%
Fertilizer & Composting . . . . . . . . . . . . . . . . .            30             37         42


FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

Net Sales

Net sales for the fiscal year ended September 30, 1996 increased by $478,886, or 3.4%, to $14,672,784 from $14,193,898 for the previous fiscal year ended September 30, 1995. The sales increase for fiscal 1996 was primarily due to increased sales of Safer(R) brand pesticide products which were partially offset by lower sales of fertilizer products. Increased pesticide sales was partially due to increased retail distribution and to new product sales. Decreased fertilizer sales were largely due to lower second year sales of Ringer(R) Supreme Lawn Fertilizers(TM). The Company plans to discontinue Supreme Lawn Fertilizers(TM) for the fiscal 1997 season and to introduce a new fertilizer under the Safer(R) brand name in an effort to compete more effectively in the broader consumer lawn fertilizer market.

Gross Margin

Gross margins as a percent of sales decreased to 47.9% in fiscal 1996 compared to 50.8% in fiscal 1995. The decline in gross margin as a percent of sales was caused primarily by a continuing change in product mix to a higher proportion of newer products and new promotional combination packs which carry lower average gross margins.

The Company is dependent on certain raw material ingredients which are traded in agricultural and industrial commodity markets, such as feather, bone and blood meal. Price fluctuations for such commodities are common to the market and can adversely affect prices paid for these ingredients and, consequently, the Company's gross margins. Aggregate price changes on such items did not materially affect gross margins in fiscal 1996.

Operating Expenses

Distribution and warehousing expenses decreased $330,873, or 17.5%, to $1,555,897 in fiscal 1996 compared to $1,886,770 in fiscal 1995 and decreased as a percentage of sales in fiscal 1996 to 10.6% compared to 13.3% in fiscal 1995. The decrease as a percentage of sales in fiscal 1996 compared to fiscal 1995 was primarily due to lower freight and outside distribution costs resulting from consolidation of distribution processes and reduced freight rates. Sales and marketing expenses decreased $1,478,315, or 30.7%, to $3,332,333 in fiscal 1996 compared to $4,810,648 in fiscal 1995 and decreased as a percentage of sales to 22.7% in fiscal 1996 from 33.9% in fiscal 1995. The decrease in sales expenses was due largely to lower compensation, benefits and travel expenses due to staffing reductions, offset in part by increased commissions incurred from expanded utilization of manufacturer representative organizations and to lower advertising expenses. In addition, sales and marketing expenses were favorably impacted by the reversal in fiscal 1996 of approximately $198,000 in estimated co-operative advertising expenses, which were accrued in fiscal 1995, resulting from a change in estimate based on actual utilization of co-op advertising allowances. General and administrative expenses decreased $113,844, or 7.9%, to $1,331,266 in fiscal 1996 compared to $1,445,110 in fiscal 1995 and decreased as a percentage of sales to 9.1% in fiscal 1996 from 10.2% in fiscal 1995. The decrease was due largely to reduced facility rental costs resulting from the sublease of approximately half of the Company's former office facility. Research and development expenses decreased

$232,563, or 23.7% to $748,932 in fiscal 1996 from $981,495 in fiscal 1995. The decrease was largely due to lower product registration costs resulting from discontinued registrations on certain products no longer being sold. Amortization of intangible assets increased to $402,778 in fiscal 1996 compared to $379,358 in fiscal 1995. The increase was due primarily to multi-year foreign product registrations obtained in fiscal 1996 which are being amortized over the life of the registrations.

Other income and expense

Other income and expense includes a fourth quarter charge of $312,771 for expenses associated with an election not to proceed with a previously announced acquisition. (See "Merger and Acquisition Activities" above.) Interest income decreased $9,164, or 11.0%, to $73,866 in fiscal 1996 compared to $83,030 in fiscal 1995. The decrease in interest income was largely due to declining interest rates on investments. Interest expense increased to $68,250 in fiscal 1996 from $66,690 in fiscal 1995. The increase in interest expense was due primarily to increased average borrowings in fiscal 1996 compared to fiscal 1995. Net royalty income decreased to $87,136 in fiscal 1996 from $106,352 in fiscal 1995. The decrease in net royalty income was primarily caused by additional royalty expenses incurred by the Company in fiscal 1996 in connection with licensed technology used in the Company's water soluble fertilizer line. There was no license fee income in fiscal 1996 and fiscal 1995 compared to one-time license fee income of $1,500,000 recognized in fiscal 1994.

FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994

Net Sales

Net sales declined by $432,656, or 3.0%, to $14,193,898 in fiscal 1995 compared to $14,626,554 in fiscal 1994. This overall decrease is the combined result of decreases in fertilizer and composting product sales which were partially offset by an increase in pesticide product sales. The increase in pesticide product sales was due primarily to increased sales of new or recently introduced products including Safer(R) Superfast(R) Brand Weed and Grass Killer and the Company's new aerosol pesticide product line. The decrease in fertilizer and composting product sales was partly caused by higher retail inventory carryover from the prior year.

Gross Margin

Gross margins as a percent of sales decreased to 50.8% in fiscal 1995 compared to 52.6% in fiscal 1994. The decline in gross margin as a percent of sales was caused primarily by a change in product mix to a higher proportion of newer products and new promotional combination packs which carry a lower average gross margin and to increased raw material and packaging costs which the Company could not pass on to customers due to competitive pressures.

Operating Expenses

In fiscal 1995, principally in the fourth quarter, the Company took a number of cost control measures including personnel reductions and other operating expense reductions.

Distribution and warehousing expenses declined slightly to $1,886,770 in fiscal 1995 compared to $1,890,117 in fiscal 1994, but increased as a percentage of sales in fiscal 1995 to 13.3% compared to 12.9% in fiscal 1994. The increase as a percentage of sales in fiscal 1995 compared to fiscal 1994 was due primarily to a reduction in the average shipment size, which carries higher freight rates per pound shipped, and to the spread of fixed warehousing expenses over a lower sales base. Sales and marketing expenses increased $192,436 to $4,810,648 in fiscal 1995 compared to $4,618,212 in fiscal 1994 and increased as a percentage of sales to 33.9% compared to 31.6% for the same prior year periods. The increase in sales expenses was due largely to increased expenditures for package design services and merchandising materials. General and administrative expenses decreased 7% to $1,445,110 in fiscal 1995 compared to $1,558,998 in fiscal 1994. The decrease was due primarily to lower compensation expenses resulting from staff reductions and lower depreciation expense resulting from a substantial increase in the amount of fully depreciated equipment and furnishings. Research and development expenses decreased 19% to $981,495 in fiscal 1995 compared to $1,212,263 in fiscal 1994. The decrease was primarily due to lower compensation expenses resulting from staff reductions and to reduced administrative overhead. Amortization of intangible assets increased to $379,358 in fiscal 1995 compared to $367,926 in fiscal 1994. The increase was due to the amortization of goodwill recorded as a result of the acquisition of the Oxygen Plus(R) product line in December 1994.

Other income and expense

Interest income decreased $12,008, or 13%, to $83,030 in fiscal 1995 compared to $95,038 in fiscal 1993. The decrease in interest income resulted from lower average excess cash balances available for investment in fiscal 1995. Interest expense increased $32,057 to $66,690 in fiscal 1995 compared to $34,633 in fiscal 1994. The increase in interest expense was caused by higher average borrowings on the Company's seasonal line of credit and on higher average interest rates on borrowings. Net royalty income decreased to $106,352 in fiscal 1995 from $147,788 in fiscal 1994. The decrease in net royalty income was primarily caused by the addition of royalty expenses in fiscal 1995 which was paid by the Company in connection with the license of technology used in the Company's newly acquired water soluble fertilizer line. There was no license fee income in fiscal 1995 compared to one-time license fee income of $1,500,000 recognized in fiscal 1994.

INCOME TAXES

Income tax benefits of net deferred tax assets have been offset by valuation allowances for the years ended September 30, 1996, 1995 and 1994 because it is more likely than not that the tax benefits could not be carried back or realized in future periods.

At September 30, 1996, the Company has approximately $23.2 million in combined U.S. net operating loss carryforwards for federal income tax purposes. These loss carryforwards expire between 1997 and 2011. Of the total, approximately $3.6 million are U.S. net operating loss carryforwards of Safer, Inc., the Company's wholly owned subsidiary. The use of the unexpired net operating loss carryforwards of Ringer which were generated prior to September 1990, totaling approximately $10.9 million, are restricted to $2,025,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's initial public offering. The use of net operating loss carryforwards of Ringer generated after the ownership change are not restricted. The use of the net operating losses of Safer, Inc. are limited to approximately $700,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's acquisition of Safer, Inc. in January 1991. At September 30, 1996, the Company has approximately $986,000 of net operating loss carryforwards in Canada which expire between 1997 and 1999.

QUARTERLY PERFORMANCE

The following table sets forth a summary of quarterly results for the past two fiscal years in order to show the highly seasonal pattern of the Company's
business and quarterly fluctuations in sales and earnings or losses.   This
information is unaudited but contains all adjustments, consisting of normal recurring accruals, which the Company believes are necessary for a fair presentation.

                                                       Fiscal 1996                                 Fiscal 1995
                                                    Three months ended                          Three months ended
                                                    ------------------                          ------------------

                                                                           (In thousands, except earnings per share data)
                                           Dec 31    Mar 31    June 30  Sept 30        Dec 31   Mar 31     June 30   Sept 30
                                           ------    ------    ------- --------       -------   -------    --------  --------
Net sales                                  $3,636    $5,613    $ 4,005  $ 1,419         $3,180   $ 5,584    $3,915   $ 1,515
Gross profit                                1,850     2,878      1,709      588          1,724     2,925     1,933       622
Operating expenses                          1,921     2,383      1,619    1,448          2,225     2,910     2,487     1,882
Income (loss) before
  other income
  (expense)                                   (71)      495         90     (860)          (501)       15      (554)   (1,260)

Other income
  (expense)                                    19        12         14     (267)            83        16       (11)       39
Net income (loss)                          $  (52)   $  507    $   104  $(1,127)        $ (418)  $    31    $ (565)  $(1,221)

Income (loss)
per share                                  $ (.00)   $  .05    $   .01  $  (.10)        $ (.04)  $   .00    $ (.05)  $  (.11)

Average common and
  common equivalent
  shares outstanding                       10,922    10,923    10,931     10,922         10,827    10,928    10,922    10,922

SEASONAL FACTORS AFFECTING OPERATIONS

The Company's business is very seasonal which causes operations to vary dramatically from quarter to quarter. This can be significantly influenced by variations in the Company's early season marketing programs and by retail inventory carryover from year to year. Activities during the first quarter of each fiscal year are focused heavily toward order solicitation, production planning and inventory building and shipments to distributors under early order programs. Inventory balances increase substantially during this period. Normal seasonal buildup of raw material inventory begins in August and September. Heavy finished goods production usually begins in October and continues into the second quarter. Typically, the Company experiences the highest inventory balances near the end of January and its lowest balances near the end of June.

Sales during the first quarter largely occur in December under early order marketing programs offered to distributors. These programs normally offer extended seasonal payment terms common to the industry. Operating costs during the first quarter, especially sales and marketing expenses, are often higher as a percentage of sales than in other quarters. This is due to seasonal sales patterns and increased marketing and promotional expenditures which are incurred in preparation for the spring retail selling season. As a result of normal seasonal sales and expenditures patterns during this period, the Company anticipates that it will frequently incur an operating loss during the first quarter of each fiscal year. The Company's early season marketing programs which encouraged distributors to take delivery of inventory in December by offering substantially higher early season sales discounts can have a significant effect on the timing quarterly sales.

The second and third fiscal quarters is historically the Company's peak selling season which usually accounts for over 70% of yearly sales. Most of these sales occur during February through April. Second quarter sales largely consist of shipments of spring season early orders as mass merchandisers place initial stocking orders. Billings for these early order shipments during this period are normally given extended payment terms common to the industry. This contributes to a rapid increase in trade receivables during the second quarter which is substantially reduced during the third quarter when extended-term billings come due. The majority of third quarter sales are the result of spring and early summer restocking orders.

Fourth quarter sales are primarily attributed to orders of pesticides sold into the southern markets and to orders of fall fertilizer and composting products sold under fall promotional programs. Fall promotion programs generally include extended payment terms common to the industry, though amounts involved are much smaller than those experienced earlier in the year. The fourth quarter also reflects certain marketing expenses incurred in preparation for the upcoming fiscal year's spring selling season. Also, during this period, analysis of current year peak season performance is completed and any changes in product, sales and marketing strategies are implemented. Due to this yearly pattern, fourth quarter operations may be charged from time to time with material expenses associated with the implementation of these changes. As a result of these issues, fourth quarter operations may also show a loss, the existence and size of which will vary depending on the nature and timing of sales and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Historically the Company's cash and working capital needs have been provided through public and private equity offerings as well as seasonal bank lines of credit.

Each year the Company experiences an early season build up of accounts receivable which it normally funds with cash on hand and a revolving bank line of credit. Accounts receivable increase dramatically during the second and third quarter of each year which is the Company's peak selling season. Most of the Company's sales occur during this period and frequently are made with seasonal extended payment terms offered to customers under early season order programs common to the industry. Usually accounts receivable are highest, and bank line borrowings the greatest, around the middle to end of the third quarter of each fiscal year. In 1996, the Company's maximum borrowings were $3,405,417 from its bank line of credit compared to maximum borrowings of $3,123,902 in fiscal 1995. The Company's bank line of credit expires October 31, 1997. Maximum available borrowings under this line of credit total $5,000,000. (See Note 4 of Notes to Consolidated Financial Statements.) Management believes that cash on hand and this line of credit are adequate to meet the Company's seasonal working capital requirements for fiscal 1997. There were no line of credit borrowings outstanding at September 30, 1996.

Normal seasonal build-up of raw material inventory begins in the fourth quarter of each year in preparation for production required to meet demand during the peak shipping season in February through April. Inventory purchases have been funded with cash from operations.

In fiscal 1996, cash and cash equivalents increased $532,404 to $3,288,781 at September 30, 1996. The increase resulted primarily from cash provided by operating activities of $699,044, partially offset by cash used in investing activities of $158,506. The $699,044 provided by operating activities was primarily the result of decreased inventory and receivables of $502,224 and $205,861, respectively, and increased accrued expenses of $249,746, which was partially offset by cash used to fund the net operating loss of $568,119, less net non-cash expenses of $511,896, and a reduction in accounts payable of $194,464. Cash used in investing activities was primarily used to purchase property and equipment of $60,861 and to invest in patent and trademark applications and other intangible assets of $118,674, partially offset by proceeds from the sale of fixed assets of $20,849.

In fiscal 1995, cash and cash equivalents decreased $2,091,246 to $2,756,377 at September 30, 1995. The decline resulted primarily from cash used in operating activities of $1,640,482, cash used in investing activities of $440,526 and cash used in financing activities of $2,063. The $1,640,482 used in operating activities was used primarily to fund the net loss of $2,173,104 and increases in inventory of $748,040, which was partially offset by decreases in accounts receivable and prepaid expenses of $313,494 and $90,174, respectively, and increases in accounts payable of $331,887. Cash used in investing activities was primarily used to acquire substantially all the assets of Plant Research Laboratories (see Item 1. Business, "Plant Research Laboratories"), to purchase property and equipment of $101,536 and to invest in patent and trademark applications and other intangible assets of $106,288. Cash used in financing activities resulted from final payments on capital lease obligations of $3,667 partially offset by cash of $1,604 received from the exercise of employee incentive stock options.

In fiscal 1994, cash and cash equivalents decreased $573,902 to $4,847,623 at September 30, 1994. The decrease resulted primarily from cash used in operations of $413,100 and cash used in investing activities of $292,100 which was partially offset by cash provided from financing activities of $117,963. The $413,100 used in operating activities was used primarily to fund decreases in accrued expenses and accounts payable of $928,067 and $336,325, respectively, and increases in accounts receivable of $174,867, which were partially offset by decreases in inventory and prepaid expenses of $490,123 and $114,945, respectively. Cash used in investing activities was primarily used to purchase property and equipment of $102,302 and intangible assets consisted primarily of patents and trademark applications in progress of $198,388. Cash provided by financing activities consisted of cash received resulting from the exercise of employee incentive stock options totaling $130,979, which was partially offset by $13,016 in capital lease payments.

There are no commitments for capital expenditures in fiscal 1997. The Company's bank line of credit agreement, as amended, limits the Company to capital asset purchases of not more than $250,000 per year during the term of the credit agreement ending October 31, 1997.

The Company's line of credit contains certain provisions which require the Company to maintain certain minimum financial ratios based on net worth. In addition, there are prohibitions on payment of dividends and restrictions on the amount of fixed assets that may be purchased during a loan year.

The Company intends to renew its line of credit at the end of its term. Should the Company be unable to renew its credit line, the Company would need to find alternative seasonal financing. Should the Company need to seek alternative seasonal financing, there is no assurance that the Company would be able to obtain this financing. Management believes that working capital of $4.40 million at September 30, 1996, together with seasonal bank lines of credit, will be sufficient to fund its operations through at least fiscal 1997. The Company has been able to obtain adequate financing in the past. However, there is no assurance that future financing will be available to the Company when needed.

EFFECTS OF INFLATION

The Company believes that, during the periods discussed above, inflation has not had a material impact on the Company's business.

ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement on Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments" and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments" at the beginning of the fiscal year ended September 30, 1996. The adoption of these statements did not have a material impact on the Company because the Company limits its investments to cash equivalent instruments and because the Company does not invest in derivative securities.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 123, " Accounting for Stock-Based Compensation." This Statement requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements the pro forma net income and net income per common and common equivalent share as if the Company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and income per common and common equivalent share, should it elect to make such a change. Adoption of the new standard, if elected, will have no effect on cash flow.

FORWARD LOOKING INFORMATION

The information contained in this Annual Report includes forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including demand from major customers, competition, changes in product or customer mix or revenues, and changes in product costs and operating expenses, and other factors disclosed throughout this Annual Report and the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statement in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and uncertainties that may affect the Company's financial condition and results of operations.

Item 7.   FINANCIAL STATEMENTS.

The following consolidated financial statements are included as a separate section following the signature page to this Form 10-KSB:

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . .    F-2

Consolidated Balance Sheets as of
  September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .    F-3

Consolidated Statements of Operations for the years ended
  September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . .    F-4

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . .    F-5

Consolidated Statements of Cash Flows for the years ended
  September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . .    F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . F-7 to F-13



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

                                    PART III


Item 9.   SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

          The information set forth under the heading "ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before January 28, 1997 (the "Proxy Statement") is hereby incorporated by reference.

Item 10.  EXECUTIVE COMPENSATION.

          The information set forth under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement referred to in Item 9 above is hereby incorporated by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information set forth under the heading "PRINCIPAL SHAREHOLDERS" in the Proxy Statement referred to in Item 9 above is hereby incorporated by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information set forth under the heading "CERTAIN TRANSACTIONS" in the Proxy Statement referred to in Item 9 above is hereby incorporated by reference.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

a.        Listing of Exhibits

Exhibit
Number        Description
------        -----------
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

  10.3    Lease Agreement between the Company and 94th Street Associates, a Minnesota Partnership, dated August 15, 1996.

  10.4    Lease Agreement between the Company and MEPC American Properties, Inc., a Delaware corporation, dated August 16, 1996.

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

*10.12    Ringer Corporation Contingency Retention Plan, and Amendment No.1 to Ringer Corporation Contingency Retention Plan, dated
          October 26, 1993 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended
          September 30, 1994, SEC File No. 0-18921).

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

*10.15    Ringer Corporation 1996 Employee Stock Option Plan

 21.1     Subsidiaries of the Registrant.

 23.1     Consent of Deloitte & Touche LLP.

 24.1     Power of Attorney.

 27.1     Financial Data Schedule

   *   Management contract or compensation plan or arrangement.

   See Exhibit Index and Exhibits attached as a separate section of this report.


b.     Reports on Form 8-K

       No reports on Form 8-K were filed for the quarter ended September 30, 1996.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RINGER CORPORATION

                                    By  /S/ Stanley Goldberg
                                       --------------------------
                                        Stanley Goldberg
                                        President & CEO



Dated:   December 26, 1996

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Name                         Title                                  Date
       ----                         -----                                  ----
 /S/ Stanley Goldberg         President, CEO and Director           December 26, 1996
---------------------         (principal executive officer)
Stanley Goldberg


 /S/ Mark G. Eisenschenk      Chief Financial Officer               December 26, 1996
------------------------      (principal financial officer)
Mark G. Eisenschenk


 /S/ Joseph R. Price          Controller                            December 26, 1996
--------------------          (principal accounting officer)
Joseph R. Price


Gordon F. Stofer *            Chairman of the Board and Director

Robert W. Fischer *           Director

Donald E. Lovness *           Director

Dr. Franklin Pass *           Director

John F. Hetterick *           Director

Frederick F. Yanni, Jr. *     Director


*  /S/ Stanley Goldberg       Attorney-in-fact                   December 26, 1996
  ---------------------
  Stanley Goldberg

                       RINGER CORPORATION AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page
                                                                                   ----
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . .         F-2

Consolidated Balance Sheets as of
  September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .         F-3

Consolidated Statements of Operations for the years ended
  September 30, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . .         F-4

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .         F-5

Consolidated Statements of Cash Flows for the years ended
  September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .         F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .     F-7 to F-13


INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Ringer Corporation
Bloomington, Minnesota

We have audited the accompanying consolidated balance sheets of Ringer Corporation and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ringer Corporation and subsidiary as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 3, 1996 (December 12, 1996 as to Note 13)

RINGER CORPORATION AND SUBSIDIARY
---------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                September 30
                                                          ---------------------------
                                                           1996                1995
                                                         --------            --------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                              $ 3,288,781       $ 2,756,377
 Trade accounts and notes receivable, less allowance
    for doubtful accounts of $126,000 and $208,000,
    respectively                                            992,198         1,200,352
 Inventories (Note 2)                                     1,519,692         2,026,981
 Prepaid expenses                                           133,746           132,607
                                                         ----------       -----------
       Total current assets                               5,934,417         6,116,317

PROPERTY AND EQUIPMENT, net (Note 3)                        238,297           299,374

INTANGIBLE ASSETS, at cost, less accumulated
 amortization of $2,264,349 and $1,762,019,
 respectively (Note 1)                                    5,297,329         5,582,957
                                                         ----------       -----------
                                                        $11,470,043       $11,998,648
                                                         ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                       $   651,546       $   847,733
 Accrued expenses:
    Co-op advertising                                       319,691           302,925
    Other accrued expenses                                  559,908           327,684
                                                         ----------        ----------
       Total current liabilities                          1,531,145         1,478,342


COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 6):
 Preferred stock, undesignated, par value $.01
    per share, authorized 5,000,000 shares,
    no shares issued and outstanding
 Common stock, par value $.01 per share, authorized
    25,000,000 shares, issued and outstanding
    10,921,930 shares                                       109,219           109,219
 Additional paid-in capital
                                                         32,036,675        32,036,675
 Accumulated deficit                                    (22,067,276)      (21,499,157)
 Cumulative translation adjustment                         (139,720)         (126,431)
                                                         ----------        ----------
                                                          9,938,898        10,520,306
                                                         ----------        ----------
                                                        $11,470,043      $ 11,998,648
                                                         ==========        ==========

See notes to consolidated financial statements.

RINGER CORPORATION AND SUBSIDIARY
---------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                             Year Ended September 30
                                                                    ---------------------------------------
                                                                       1996          1995          1994
                                                                    ----------    ---------    -----------
NET SALES                                                       $   14,672,784  $ 14,193,898    $14,626,554

COST OF GOODS SOLD                                                   7,647,293     6,990,175      6,933,995
                                                                   -----------    ----------      ---------
 Gross profit                                                        7,025,491     7,203,723      7,692,559

OPERATING EXPENSES:
 Distribution and warehousing                                        1,555,897     1,886,770      1,890,117
 Sales and marketing                                                 3,332,333     4,810,648      4,618,212
 General and administrative                                          1,331,266     1,445,110      1,558,998
 Research and development                                              748,932       981,495      1,212,263
 Amortization of intangibles                                           402,778       379,358        367,926
                                                                   -----------    ----------      ---------

                                                                     7,371,206     9,503,381      9,647,516
                                                                   -----------    ----------      ---------

    Loss before other
      income (expense)                                                (345,715)   (2,299,658)    (1,954,957)

OTHER INCOME (EXPENSE):
 Interest income                                                        73,866        83,030         95,038
 Interest expense                                                      (68,250)      (66,690)       (34,633)
 Royalties, net (Note 5)                                                87,136       106,352        147,788
 License fee income (Note 10)                                                                     1,500,000
 Other income (expense), net                                            (2,385)        3,862          4,299
 Abandoned acquisition expenses (Note 13)                             (312,771)
                                                                    -----------   ----------      ---------

                                                                      (222,404)      126,554      1,712,492
                                                                    -----------   ----------      ---------


NET LOSS                                                        $    ( 568,119) $ (2,173,104)    $ (242,465)
                                                                    ==========    ==========      =========


NET LOSS PER WEIGHTED
  AVERAGE COMMON SHARE                                          $         (.05)  $      (.20)    $     (.02)
                                                                    ==========    ==========      =========


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                                10,921,930    10,897,704     10,769,957
                                                                    ==========    ==========     ==========



See notes to consolidated financial statements.

RINGER CORPORATION AND SUBSIDIARY
---------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                    Common Stock
                                              -------------------------      Additional                  Cumulative
                                              Number of                       paid-in     Accumulated    translation
                                                shares        Amount          capital       deficit      adjustment     Total
                                              ----------     ---------     -----------    -----------    ----------- -----------
BALANCE AT SEPTEMBER 30, 1993                 10,716,112     $ 107,161     $31,693,650   $(19,083,588)   $(122,517)  $12,594,706

 Issuance of common stock upon
   exercise of stock options                      64,901           649         130,330                                   130,979
 Issuance of common stock as non-cash
   compensation to officer (Note 11)               5,000            50          11,825                                    11,875
 Foreign currency translation adjustments                                                                   (9,102)       (9,102)
 Net loss                                                                                    (242,465)                  (242,465)
                                             -----------      --------     -----------   ------------    ---------    ----------

BALANCE AT SEPTEMBER 30, 1994                 10,786,013       107,860      31,835,805    (19,326,053)    (131,619)   12,485,993

 Issuance of common stock in connection
   with the purchase of Oxygen Plus              125,000         1,250         186,250                                   187,500
 Issuance of common stock upon
   exercise of stock options                         917             9           1,595                                     1,604
 Issuance of common stock as non-cash
   compensation to officer (Note 11)              10,000           100          13,025                                    13,125
 Foreign currency translation adjustments                                                                    5,188         5,188
 Net loss                                                                                  (2,173,104)                (2,173,104)
                                             -----------      --------     -----------   ------------    ---------    ----------

BALANCE AT SEPTEMBER 30, 1995                 10,921,930       109,219      32,036,675    (21,499,157)    (126,431)   10,520,306

 Foreign currency translation adjustments                                                                  (13,289)      (13,289)
 Net loss                                                                                    (568,119)                  (568,119)
                                             -----------      --------     -----------   ------------    ---------    ----------
BALANCE AT SEPTEMBER 30, 1996                 10,921,930      $109,219     $32,036,675   $(22,067,276)   $(139,720)   $9,938,898
                                             ===========      ========     ===========   ============    =========    ==========

 See notes to consolidated financial statements.

RINGER CORPORATION AND SUBSIDIARY
---------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 11)
--------------------------------------------------------------------------------

                                                                             Year ended September 30
                                                                    ----------------------------------------------
                                                                       1996             1995              1994
                                                                    ----------       ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $  (568,119)     $(2,173,104)        $(242,465)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                     514,940          519,928           652,813
     Write-off of intangible assets                                      1,312           42,564            15,216
     Stock issued as compensation for services                                           13,125            11,875
     Income from investment in joint venture                            (4,356)                            (9,198)
     Gain on sale of property
        and equipment                                                  (11,449)          (5,786)           (7,150)
     (Increase) decrease in assets:
        Trade accounts receivable                                      205,861          313,494          (174,867)
        Inventories                                                    502,224         (748,040)          490,123
        Prepaid expenses                                                 3,349           90,174           114,945
     Increase (decrease) in liabilities:
        Accounts payable                                              (194,464)         331,887          (336,325)
        Accrued expenses                                               249,746          (24,724)         (928,067)
                                                                     ---------       ----------         ---------
         Net cash provided by (used in) operating activities           699,044       (1,640,482)         (413,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                   ( 60,681)        (101,536)         (102,302)
 Purchase of intangible assets                                        (118,674)        (106,288)         (198,388)
 Proceeds from sale of property and equipment                           20,849           24,958             8,590
 Net cash paid relating to acquisition of Oxygen Plus                                  (257,660)
                                                                     ---------       ----------         ---------
       Net cash used in investing activities                          (158,506)        (440,526)         (292,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                   1,604           130,979
 Principal payments on capital lease obligations                                         (3,667)          (13,016)
                                                                     ---------       ----------         ---------
       Net cash (used in) provided by financing activities                   0           (2,063)          117,963

Effect of exchange rate changes on cash                                ( 8,134)          (8,175)           13,335
                                                                     ---------       ----------         ---------

Increase (decrease) in cash and cash equivalents                       532,404       (2,091,246)         (573,902)

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                                                 2,756,377        4,847,623         5,421,525
                                                                     ---------       ----------         ---------
 END OF PERIOD                                                    $  3,288,781      $ 2,756,377        $4,847,623
                                                                     =========       ==========         =========

See notes to consolidated financial statements.

RINGER CORPORATION AND SUBSIDIARY
---------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------
1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business - The Company develops and markets a broad line of environmentally-oriented turf, lawn and garden treatments to consumer and specialty professional markets. The Company's product lines include microbially-driven fertilizers and biological and botanical pest controls which are offered as products of choice over traditional chemical fertilizers and pesticides. The Company also offers a line of composting products.

    Principles of consolidation - The consolidated financial statements include the accounts of Ringer Corporation and Safer, Inc., its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated.

    Revenue recognition - The Company recognizes revenue on the date of shipment for sales other than "bill and hold" sales. Revenue on infrequent "bill and hold" sales is recognized at the time that title and risk of ownership passes to purchaser.

    Translation of foreign financial statements - The Company's foreign operations are translated from functional foreign currency to U.S. dollars. Assets and liabilities are translated at year end rates of exchange and the statements of operations are translated at the average rates of exchange for the applicable reporting years. Gains and losses resulting from translating foreign currency financial statements are not included in operations but are accumulated as a separate component of stockholders' equity.

    Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

    Property and equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to ten years.

    Acquisition of the assets of Plant Research Laboratories - On December 1, 1994, the Company issued 125,000 shares of its common stock with a fair market value of $187,500 at December 1, 1994 and paid cash of $257,660 to acquire substantially all of the assets of Plant Research Laboratories ("PRL"), a California based developer and marketer of water soluble fertilizers for the indoor houseplant and outdoor lawn and garden markets. The acquisition was accounted for using the purchase method using a combination of cash and the issuance of common stock. The products, marketed under the Oxygen Plus(R) brand name, have been previously sold by PRL primarily in the western United States. The historical annual sales of Oxygen Plus were less than one million dollars. The pro forma impact on net loss and net loss per share is immaterial.

    Intangible assets and evaluation of potential impairment - Intangible assets consist primarily of goodwill which represents the purchase price and related acquisition costs in excess of the fair value of identifiable assets acquired. Other intangible assets include patents and trademarks. Intangible assets are amortized on a straight-line basis over estimated lives of five to twenty years. The Company regularly evaluates its intangible assets for potential permanent impairment. Such evaluations take into consideration anticipated future operating results and cash flows on an undiscounted basis. Anticipated future operating results and cash flows are estimated based on current product sales trends, expected sales from related products in development, general market trends and other market and business circumstances.

    Concentration of credit risks - The percentage of consolidated net sales in fiscal 1996 to U.S. retail and commercial markets totaled 79.3% and 4.4%, respectively. The percentage of consolidated net sales in fiscal 1995 to U.S. retail and commercial markets totaled 81.0% and 5.1%, respectively. The remaining percentage of consolidated net sales in fiscal 1996 and 1995 of 16.3% and 13.9%, respectively, represent foreign sales, primarily in Canada. In fiscal 1996 and 1995, sales to one U.S. retail customer accounted for 15.3% and 14.5%, respectively, of consolidated net sales while sales during the same periods to one distributor that resells to retailers accounted for 14.8% and 12.4%, respectively, of consolidated net sales.

    Cash and cash equivalents - Cash and cash equivalents include cash on hand and in banks and money market funds with maturities of three months or less when acquired.

    Fair value of financial instruments - The Financial Accounting Standards Board has issued two Financial Accounting Standards ("FAS") related to disclosures about the fair value of financial instruments. FAS 107 and 119 are effective for the fiscal year ended September 30, 1996. The estimated fair values of financial instruments approximate their carrying amounts in the consolidated balance sheets.

    Income taxes - The Company accounts for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Statement requires recognition of deferred assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

    Loss per share - Loss per common share is computed using the weighted average number of shares outstanding during each period. Common stock equivalents, consisting of options and warrants, have been excluded from the computation because their effect is antidilutive.

    Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Change in estimates - Fiscal 1996 includes the reversal of approximately $198,000 in estimated co-op advertising expenses, which were accrued in fiscal 1995, resulting from a change in estimate based on actual utilization of co-op advertising allowances. Fiscal 1994 includes a reversal of approximately $195,000 in estimated co-op advertising expenses which were accrued in fiscal 1993 and a reversal of approximately $100,000 in estimated legal and contingency expenses accrued in prior years.

2.  INVENTORIES

    Inventory consists of the following:

                                                                 September 30
                                                         ----------------------------
                                                                1996           1995
                                                         ------------     ------------
    Raw materials                                         $   726,099      $1,172,967
    Finished goods                                            793,593         854,014
                                                          -----------       ---------
                                                          $ 1,519,692      $2,026,981
                                                          ===========      ==========


3.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                  September 30
                                                           --------------------------
                                                             1996             1995
                                                          -----------      -----------
       Office furniture and equipment                     $  791,464      $1,042,375
       Machinery and equipment                               786,442         903,667
       Leasehold improvements                                  8,091          89,223
       Transportation equipment                                6,400          24,560
                                                          ----------      ----------
                                                           1,592,397       2,059,825
       Less accumulated depreciation                      (1,354,100)     (1,760,451)
                                                          ----------      ----------
                                                          $  238,297      $  299,374
                                                          ==========      ==========


4.  LINE OF CREDIT

    The Company has a revolving bank line of credit agreement that expires October 31, 1997. Under the agreement, as amended, available borrowings under this line are secured by substantially all of the assets of the Company and its subsidiary and are limited to the lesser of $5,000,000 or a borrowing base of 70% of eligible receivables, as defined in the credit agreement. Interest is at prime plus 1 3/4% (10.0% at September 30, 1996). The Company is required to pay a commitment fee of 1/2% on any unused portion of the line in addition to credit management fees of $3,000 per month over the term of the agreement. Management believes that this line of credit will meet the Company's seasonal working capital requirements for fiscal 1997. There are no outstanding borrowings under the line of credit as of September 30, 1996.

    The Company's line of credit contains certain provisions which require the Company to maintain certain minimum financial ratios based on net worth. In addition, there are prohibitions on payment of dividends and restrictions on the amount of fixed assets that may be purchased during a loan year.

5.  COMMITMENTS AND CONTINGENCIES

    Leases - The Company leases office and warehouse space and various vehicles and equipment under noncancelable operating leases. In addition to minimum lease payments, these leases require the Company to pay its proportionate share of real estate taxes, special assessments and maintenance costs. The lease on the Company's corporate offices expires in September 1999. The lease on the Company's warehouse facility expires in December 2001. The Company is also required to carry liability insurance on the premises.

    Costs incurred under operating leases are recorded as rent expense and totaled $220,176, $290,343 and $313,381 for the years ended September 30, 1996, 1995 and 1994, respectively.

    The future minimum lease payments due under operating leases are as follows:

                                             Operating
                                               Leases
                                             ------------
       Year ending September 30:
         1997                                 $151,024
         1998                                  160,536
         1999                                  159,206
         2000                                  116,359
         2001                                  116,240
       Thereafter                               29,060
                                              --------
       Total minimum obligation               $732,425
                                              ========

    Royalty agreements - The Company has paid royalties for the use of technologies licensed under two agreements entered into in connection with the acquisition of a water soluble fertilizer product line on December 1, 1994. The licenses calls for royalty payments of from 2% to 5% of the net selling price of applicable water soluble fertilizers. Payments under the agreements terminate in 1999 and 2011. Royalty expense incurred under these agreements totaled $18,197 and $23,786 for the years ended September 30, 1996 and 1995, respectively.

    Royalty income of $105,333, $130,138 and $147,788 for the fiscal years ended September 30, 1996, 1995 and 1994, respectively, was generated by the Company through licensing pesticide technologies to certain foreign and commercial pesticide distributors for a royalty fee.

    Contingencies

    The Company has a Contingency Retention Plan which provides for payment to certain key employees of the Company, including all of the officers, of a lump sum termination benefit plus continuation of life insurance, health insurance and dental benefits for a period of time in the event the employment of such employees is terminated within two years after a "change of control," as defined. The amount of the lump sum termination benefit varies from the equivalent of three months to two years of salary and bonus at the time of termination. The period during which health and welfare benefits continue after termination varies from three months to two years, but is terminated if the employee obtains other employment with similar benefits. The Contingency Retention Plan continues in effect unless terminated, prior to a change in control, by a resolution approved by at least two-thirds of the Board of Directors.

6.  STOCKHOLDERS' EQUITY

    Preferred stock - The Board of Directors of the Company is authorized to issue preferred stock or other senior equity securities in one or more series, and with certain limitations, to determine preferences as to dividends, liquidation, conversion and redemption.

    Stock warrants - As of September 30, 1996, a total of 1,000 shares of common stock were reserved for currently exercisable outstanding warrants described below.

                                                  Warrant
         Expiration                               Shares              Exercise Price
    -------------------                          ---------            ----------------
    September 20, 1998                            1,000                   $2.00

    1986 Employee Incentive Stock Option Plan - The 1986 Employee Incentive Stock Option Plan terminated according to its terms on September 17, 1996. After this date no further stock options may be granted under the Plan although previously granted options remain outstanding and exercisable under the terms of each option. At termination of the Plan, the Company had reserved a total of 833,068 shares of common stock for issuance upon the exercise of outstanding options previously granted under the Plan.

    Under the terms of the 1986 Employee Incentive Stock Option plan, options to purchase shares of the Company's common stock were granted at a price not less than 100% of the fair market value of the stock at the date of grant. Options have a vesting period of from three to five years and expire ten years from the date of grant. Options become fully vested upon the occurrence of a change in control, as defined. Activity under the plan is as follows:


                                                                                           Average
                                                                          Option         Exercise Price
                                                                          Shares           Per Share
                                                                         ---------       --------------
    Balance, September 30, 1993 (at $1.88 to $2.70 per share)             445,855             $2.28
        Granted                                                           139,650              2.34
        Canceled                                                          (32,160)             2.41
        Exercised                                                         (64,901)             2.02
                                                                       ----------

    Balance, September 30, 1994 (at $1.75 to $3.25 per share)             488,444              2.32
        Granted                                                           512,050              1.98
        Canceled                                                         (132,247)             2.34
        Exercised                                                            (917)             1.75
                                                                       ----------

    Balance, September 30, 1995 (at $1.75 to $2.70 per share)             867,330              2.13
        Granted                                                            28,500              1.58
        Canceled                                                          (62,762)             1.98
                                                                       ----------
    Balance, September 30, 1996 (at $1.50 to $2.70 per share)             833,068             $2.11
                                                                       ==========
    Exercisable, September 30, 1996                                       465,875             $2.20
                                                                       ==========


    Stock Option Plan for Non-Employee Directors - The Company has reserved 200,000 shares of the Company's common stock for issuance upon the exercise of stock options granted under the Stock Option Plan for Non-Employee Directors.

    Under provisions of the Plan, non-employee directors are granted, upon election or appointment as a director of the Company, options for the purchase of 10,000 shares of the Company's common stock. In addition, non-employee directors receive, on the first day of each fiscal year while the director remains in office, options to purchase 5,000 shares of the Company's common stock. The exercise price of options granted under the Plan is 100% of the fair market value of the Company's common stock on the date of grant. Options are immediately exercisable in full and may be exercised within five years of the date of grant. Activity under the plan is as follows:


                                                                       Average
                                                         Option      exercise price
                                                         Shares       per share
                                                         -------     -------------
    Balance, September 30, 1993                           20,000       $1.81
    Granted                                               35,000        2.13
                                                          ------

    Balance, September 30, 1994                           55,000        2.01
    Granted                                               30,000        2.13
                                                          ------

    Balance, September 30, 1995                           85,000        2.05
    Granted                                               30,000        2.13
                                                          ------

    Balance, September 30, 1996                          115,000       $2.07
                                                         =======

    Recent Accounting Pronouncement - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 123, " Accounting for Stock-Based Compensation." This Statement requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

    Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements the pro forma net income and net income per common and common equivalent share as if the Company had applied the new method of accounting.

    The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and income per common and common equivalent share, should it elect to make such a change. Adoption of the new standard, if elected, will have no effect on cash flow.

7.  PROFIT SHARING PLAN

    The Company has a defined contribution plan which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan providing they have attained the age of twenty-one and have completed thirty days of service. Participants may contribute up to 10% of their earnings. The Company can also make matching contributions, as determined by the Board of Directors. The Company may also make discretionary profit sharing contributions to the Plan as determined by the Board of Directors. The Company made employer 401(k) matching contributions of $37,607, none and $41,927 for the years ended September 30, 1996, 1995 and 1994, respectively. There were no employer discretionary profit sharing contributions for the years ended September 30, 1996, 1995 and 1994.

8.  INCOME TAXES

    The Company accounts for income taxes as required by Statement of Financial Standards No. 109, "Accounting for Income Taxes". The Statement requires recognition of deferred assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Net deferred tax assets have been offset by valuation allowances for the years ended September 30, 1996, 1995 and 1994 because it is more likely than not that the tax benefits could not be carried back or realized in future years.

    Net deferred tax assets at September 30 are comprised of the following:

    Current:                                                      1996             1995
                                                               ----------       ---------
       Prepaid expenses                                        $  (9,000)     $  (16,000)
       Accrued expenses                                          185,000         128,000
       Reserves for doubtful accounts                             50,000          82,000
       Inventory valuation reserves                               55,000         124,000
       Expenses capitalized to inventory for tax purposes        274,000         329,000
       Sales returns and allowance reserves                       69,000          69,000
       Less valuation allowance                                 (624,000)       (716,000)
                                                                --------       ---------
                                                               $     -0-      $      -0-
                                                                ========       =========
    Noncurrent:
       Excess of tax over book depreciation                    $ (11,000)     $  (26,000)
       Packaging design costs                                    152,000
       U.S. net operating loss carryforwards                   8,398,000       8,623,000
       Foreign net operating loss carryforwards                  394,000         298,000
       U.S. and foreign tax credit carryforwards                 704,000         706,000
       Less valuation allowances                              (9,637,000)     (9,601,000)
                                                              ----------      ----------
                                                              $      -0-     $       -0-
                                                              ==========      ==========

    At September 30, 1996, the Company has approximately $23,200,000 in combined U.S. net operating loss carryforwards for federal income tax purposes. These loss carryforwards expire between 1997 and 2011. Of the total, approximately $3,600,000 are U.S. net operating loss carryforwards of Safer, Inc., the Company's wholly owned subsidiary.

    The use of the unexpired net operating loss carryforwards of Ringer which were generated prior to September 30, 1990, totaling approximately $10,900,000 as of September 30, 1996, are limited to $2,025,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's initial public offering. The use of net operating loss carryforwards of Ringer generated after the ownership change are not limited.

    The use of the net operating losses of Safer, Inc. are limited to approximately $700,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's acquisition of Safer, Inc. in January 1991.

    At September 30, 1996, the Company has approximately $986,000 net operating loss carryforwards in Canada which expire between 1997 and 2002.

10.   LICENSE FEE INCOME

    During the fiscal year ended September 30, 1994, the Company recognized $1,500,000 in one-time license fee income as a result of entering into a license agreement with a major chemical company. The Company does not expect to receive any further payments as a result of entering into this license agreement.

11.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    The Company paid and received cash for the following items:

                                                   Year ended September 30
                                          -----------------------------------------
                                            1996            1995            1994
                                          -------         ---------       ---------
    Interest paid                         $  68,106       $  66,690      $  34,633
    Interest received                        69,908          82,064         92,582

 Investing and financing transactions not affecting cash during the years ended September 30, 1996, 1995 and 1994 are described below:

 - In 1995, the Company issued 125,000 shares of its common stock as a portion of the total consideration paid for the acquisition of substantially all of the assets of Plant Research Laboratories. In connection with this issuance of common stock, the Company recorded $187,500 to common stock and additional paid-in capital, which represented the fair market value of the common stock on the date of issuance. Additional acquisition costs included $257,660 in cash consideration and direct acquisition expenses.

 - In 1995, the Company issued 10,000 shares of restricted common stock to an officer in lieu of cash compensation and recorded a $13,125 increase to compensation expense and to common stock and additional paid-in capital which was the fair market value of the restricted stock on the date of issuance.

 - In 1994, the Company issued 5,000 shares of restricted common stock to an officer in lieu of cash compensation and recorded an $11,875 increase to compensation expense and to common stock and additional paid-in capital which was the fair market value of the restricted stock on the date of issuance.

12.   FOREIGN OPERATIONS

    International sales activity, consisting of sales outside the United States, primarily in Canada, accounted for approximately 16%, 14% and 11% of total sales for the years ended September 30, 1996, 1995 and 1994, respectively. A reconciliation of fiscal 1996, 1995 and 1994 domestic and foreign activity for net sales, net income (loss) and identifiable assets is as follows:

       Fiscal 1996:                               Domestic           Foreign             Total
       -----------                              ------------      -----------         ----------
    Net Sales                                    $12,274,927      $2,397,857           $14,672,784
    Net Income (Loss)                               (743,106)        174,987              (568,119)
    Identifiable Assets                          $10,488,502      $  981,541           $11,470,043

    Fiscal 1995:                                  Domestic           Foreign              Total
    -----------                                 -------------     ------------         -----------
    Net Sales                                   $ 12,223,014      $1,970,884           $14,193,898
    Net Income (Loss)                             (2,231,595)         58,491            (2,173,104)
    Identifiable Assets                         $ 10,621,910      $1,376,738           $11,998,648

    Fiscal 1994:                                  Domestic           Foreign              Total
    -----------                                 -------------     -------------        -----------
    Net Sales                                   $ 12,955,530      $1,671,024           $14,626,554
    Net Income (Loss)                               (292,779)         50,314              (242,465)
    Identifiable Assets                         $ 12,594,523      $1,044,267           $13,638,790

13.   SUBSEQUENT EVENT

    On May 30, 1996, the Company entered into a letter of intent to acquire all outstanding stock of The Chas. H. Lilly Company ("Lilly"), a Portland based developer and marketer of lawn and garden fertilizers, pesticides and packet seeds. On December 12, 1996, the Company announced that it elected to discontinue efforts to acquire Lilly. Accordingly, the costs associated with this acquisition attempt, which amounted to $312,771, have been charged to expense in the accompanying fiscal 1996 Consolidated Statement of Operations and is included in other expense.

                               INDEX OF EXHIBITS

Exhibit Number                                     Description                         Pages
----------------------------------------------------------------------------------------------
   10.3    Lease Agreement between the Company and 94th Street Associates, a
           Minnesota Partnership, dated August 15, 1996.                                 _____

   10.4    Lease Agreement between the Company and MEPC American Properties, Inc.,
           a Deleware corporation, dated August 16, 1996.                                _____

* 10.15    Ringer Corporation 1996 Employee Stock Option Plan

   21.1    Subsidiaries of the Registrant.                                               _____

   23.1    Consent of Deloitte & Touche LLP.                                             _____

   24.1    Power of Attorney.                                                            _____

   27.1    Financial Data Schedule                                                       _____


*   Management contract or compensation plan or arrangement.