Form 10QSB
period 1996-12-31
RINGER CORP /MN/
filed 1997-02-14
CIK 866752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 1996
                              -------------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to
                            -----------------  --------------------------------


Commission file number:                0-18921
                       --------------------------------------------------------


                               RINGER CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



Minnesota                                                             41-0848688
--------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

9555 James Avenue South, Suite 200, Bloomington,  Minnesota        55431-2543
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                      (612) 703-3300
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)





     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           [X] Yes       [  ] No

     The number of shares outstanding of each of the registrant's classes of capital stock, as of January 31, 1997, was:

                Common Stock, $.01 par value 10,921,930 shares


     Transitional Small Business Issuer format:            [  ] Yes       [X] No

                        PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

                              RINGER CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)




                                                      December 31,     September 30,
                                                           1996          1996
                                                      -------------    ------------
      ASSETS
      Current Assets:
       Cash and cash equivalents                        $  1,391,069   $  3,288,781
       Accounts receivable                                 3,543,031        992,198
       Inventories                                         1,834,900      1,519,692
       Prepaid assets                                        268,714        133,746
                                                        ------------   ------------
       Total current assets                                7,037,714      5,934,417

      Property and equipment (net)                           268,230        238,297

      Intangible assets (net)                              5,214,153      5,297,329
                                                        ------------   ------------
        Total assets                                    $ 12,520,097   $ 11,470,043
                                                        ============   ============


      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
      Current Liabilities:
       Accounts payable                                 $  1,971,684   $    651,546
       Accrued expenses                                      553,869        879,599
                                                        ------------   ------------
        Total current liabilities                          2,525,553      1,531,145


      Shareholders' Equity:
       Common Stock, par value
       $.01 per share, authorized
       25,000,000 shares, issued
       and outstanding 10,921,930 shares                     109,219        109,219
      Additional paid-in capital                          32,036,675     32,036,675
      Accumulated deficit                                (22,007,553)   (22,067,276)
      Cumulative translation adjustment                     (143,797)      (139,720)
                                                        ------------   ------------
        Total shareholders' equity                         9,994,544      9,938,898
                                                        ------------   ------------

        Total liabilities and shareholders' equity      $ 12,520,097   $ 11,470,043
                                                        ============  =============

See notes to consolidated financial statements.

                              RINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                 Three Months Ended
                                                     December 31,
                                           --------------------------------
                                               1996                1995
                                           --------------------------------
NET SALES                                   $ 3,480,731         $ 3,636,477

COST OF SALES                                 1,706,499           1,785,923
                                            -----------         -----------
  Gross Profit                                1,774,232           1,850,554

OPERATING EXPENSES:
  Distribution                                  387,111             407,620
  Sales & Marketing                             817,539             917,351
  General & Administration                      325,073             375,091
  Research & Development                        124,617             121,739
  Amortization of intangibles                    93,625              99,855
                                            -----------         -----------
                                              1,747,965           1,921,656
                                            -----------         -----------

INCOME (LOSS) BEFORE OTHER INCOME                26,267             (71,102)

OTHER INCOME, NET                                33,456              18,924
                                            -----------         -----------

NET INCOME (LOSS)                           $    59,723         $   (52,178)
                                            ===========         ===========

Net income (loss) per weighted
  average common share                      $       .01         $      (.00)
                                            ===========         ===========

Weighted average common
  shares outstanding                        $10,921,930         $10,921,930
                                            ===========         ===========




See notes to consolidated financial statements.

                               RINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                      Three Months Ended
                                                          December 31,
                                                ------------------------------
                                                  1996                  1995
                                                --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $   59,723             $  (52,178)
Adjustments to reconcile net loss
to net cash used in operating activities:
 Depreciation and amortization                   124,682                129,687
 Loss (gain) on sale of assets                     3,868                   (533)
 (Increase) decrease in assets:
  Trade accounts and notes receivable         (2,555,381)            (2,443,465)
  Inventories                                   (318,011)              (322,833)
  Prepaid expenses                              (134,736)              (167,858)
 Increase (decrease) in liabilities:
  Accounts payable                             1,321,280                798,896
  Accrued expenses                              (325,576)               142,610
                                              ----------             ----------
  Net cash used in operating activities       (1,824,151)            (1,915,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment               (66,813)               (27,564)
Proceeds from sale of equipment                    1,684                  9,523
Purchase of intangible assets                    (10,493)               (33,738)
                                              ----------             ----------
  Net cash used in investing activities          (75,622)               (51,779)
Effect of exchange rate changes on cash            2,061                 (5,257)
                                              ----------             ----------
Decrease in cash and cash equivalents         (1,897,712)            (1,972,910)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD                             3,288,781             2,756,377
                                              -----------            ----------
END OF PERIOD                                 $ 1,391,069            $  783,667
                                              ===========            ==========



See notes to consolidated financial statements.

                               RINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED DECEMBER 31, 1996
                                  (UNAUDITED)

Note 1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented.
        Operating results for the first quarter of fiscal 1997 are not necessarily indicative of the operating results for the year ending September 30, 1997.

        Net income (loss) per share is calculated using the weighted average common shares outstanding. Common stock equivalents, which consist of stock options and warrants, have been excluded because their effect would be anti-dilutive.

Note 2. Sales of the Company's products are generally greater in the second and third fiscal quarters due to seasonal factors.

Note 3. All comparative data reflect application of consistent accounting principles, except as disclosed in Note 7, and contain no prior period adjustments.

Note 4. Inventory consists of the following:



                                       December 31,           September 30,
                                          1996                    1996
                                       -----------            -------------

        Raw Materials                  $ 1,180,076             $   726,099
        Finished Goods                     654,824                 793,593
                                       -----------             -----------
                                       $ 1,834,900             $ 1,519,692
                                       ===========             ===========


Note 5. Supplemental disclosure of cash flow information.

        Cash paid (received) for interest during the period for:


                                                Three Months Ended
                                                    December 31,
                                      ----------------------------------------
                                         1996                      1995
                                      ----------------------------------------
        Interest paid                  $    718               $     622
        Interest received               (34,359)                (21,484)

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

Note 7. SHAREHOLDERS' EQUITY:

        The Company has adopted, Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," for its Non-Employee Director Stock Option Plan. There was no material financial impact on the Company resulting from this adoption.

        On November 25, 1996, the Board of Directors adopted, subject to shareholder approval, the Ringer Corporation 1996 Incentive and Stock Option Plan. A total of 500,000 shares are reserved for issuance upon the exercise of options which may be granted to employees under the plan.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

        The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:


                                           For the Three Months
                                            Ended December 31,
                                           --------------------
                                           1996            1995
                                           ----            ----

        Net sales                          100.0 %         100.0 %
        Cost of sales                       49.0            49.1
                                           -----           -----
         Gross profit                       51.0            50.9

        Operating Expenses:
         Distribution                       11.1            11.2
         Sales & Marketing                  23.5            25.3
         General & Administrative            9.3            10.3
         Research & Development              3.6             3.3
         Amortization of intangibles         2.7             2.8
                                           -----           -----
                                            50.2            52.9

        Income (loss) before other income     .8            (2.0)
        Other income, net                     .9              .6
                                           -----           -----
         Net income (loss)                   1.7%           (1.4)%
                                           =====           =====


The following table sets forth the percentage of net sales represented by each of the Company's major product categories:



                                           Three Months Ended
                                                December 31,
                                           --------------------
                                           1996            1995
                                           ----            ----

              Pest control                 76%              73%
              Fertilizers and composting   24               27
                                          ---              ---
                                          100%             100%
                                          ====             ===



Comparison of the three months ended December 31, 1996 to the three months ended December 31, 1995

        Net Sales. Net sales decreased $155,746, or 4.3%, to $3,480,731 in the first quarter of fiscal 1997 compared to $3,636,477 for the same period of fiscal 1996. This sales decrease was primarily due to lower international sales, to the discontinuance of the Company's Supreme Lawn(R) fertilizer line and to lower domestic sales resulting from the effects of the Ernst Home Centers bankruptcy, partially offset by sales of the Company's new Weed-Away(R) Lawn Weed Killer and by sales to new customers such as Lowe's Companies, Inc.

        First quarter sales consist primarily of sales to distributors who resell the Company's products to retailers who, in turn, sell to individual consumers. The Company's performance during the subsequent three quarters of its fiscal year is dependent upon reorders from distributors and from initial orders and reorders from certain direct customers who tend to begin purchasing products in the second quarter. Sales for the full year hinge upon the level of retail sales of the Company's products to consumers and the level of retail inventory of the Company's products remaining unsold from the previous year. Retail sales to consumers are affected by numerous outside circumstances such as weather, competitors' products and sales and marketing programs, as well as new product introductions. Each of these factors can fluctuate substantially from year to year. Total year sales cannot be accurately projected with any degree of certainty based on first quarter results.

     Gross Margins. Gross margins increased slightly to 51.0% in the first quarter of fiscal 1997 compared to 50.9% in the first quarter of fiscal 1995. The slight increase in gross margins for the period in fiscal 1997 was primarily due to favorable product mix differences compared to the same period of the prior year.

     The Company is dependent on ingredients which are traded in agricultural and industrial markets, such as feather, bone and blood meal. Market fluctuations may adversely affect prices paid for these ingredients and, consequently, the Company's gross margins. The Company has been able to manage the effect of recent price fluctuations through reformulations and marketing programs. There is no assurance that the Company could successfully avoid higher costs or recover higher costs through product price increases should unfavorable ingredient prices develop.

     Operating Expenses. Operating expenses decreased in absolute dollars by $173,691, or 9.0%, to $1,747,965 in the first quarter of fiscal 1997 from $1,921,656 in the first quarter of fiscal 1996, and decreased as a percentage of sales to 50.2% in fiscal 1997 compared to 52.9% in the same period of fiscal 1996. Distribution expenses decreased $20,509, or 5.0%, to $387,111 in the first quarter of fiscal 1997 from $407,620 in the same period of fiscal 1996, due primarily to lower freight costs associated with lower levels of sales in fiscal 1997 compared to fiscal 1996. Sales and marketing expenses decreased $99,812, or 10.9%, to $817,539 in the first quarter of fiscal 1997 from $917,351 in the same period of fiscal 1996. The decrease in sales and marketing expenses was partially caused by the reversal of $50,000 in estimated co-operative advertising expenses recorded in prior periods. General and administrative costs decreased $50,018, or 13.3%, to $325,073 in the first quarter of fiscal 1997 from $375,091 in the same period in fiscal 1996. This decrease was largely due to lower facility costs resulting from the Company's relocation of its offices and due to reduced professional fee expenses. Research and development expenses increased slightly to $124,617 in the first quarter of fiscal 1997 compared to $121,739 in the same period of fiscal 1996.

     Other Income, Net. Net other income increased to $33,456 in the first quarter of fiscal 1997 compared to $18,924 in the same period of the prior year. This increase was due primarily to increased interest income resulting from higher average excess cash balances with which to invest and to increased royalty income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies upon a bank line of credit to fund yearly seasonal increases in receivables. The Company has a $5,000,000 bank line of credit which will expire on October 31, 1997. Management believes the Company will be able to renew its bank line of credit or that other bank line of credit arrangements can be made on terms that are reasonable and acceptable to the Company. There is no assurance, however, that a line of credit facility can be renewed or otherwise obtained or that, if obtained, terms will be reasonable or favorable to the Company. At December 31, 1996, the Company had no outstanding borrowings under the line of credit. Management believes that cash on hand and the line of credit will meet the cash needs of the Company in fiscal 1997.

     Cash decreased by approximately $1.9 million during the quarter. Most of this cash was used to finance seasonal working capital requirements, primarily increases in accounts receivable and inventory. In addition, $77,306 was used in the purchase of equipment and investment in intangible assets. Accounts receivable increased $2,555,381 to $3,543,031 during the first quarter of fiscal 1997 as a result of increased sales with usual extended payment terms under seasonal early order programs. Inventory increased $318,011 to $1,834,900 during the first quarter of fiscal 1997 as a result of normal seasonal buildup of inventory. Inventory levels are expected to further increase during the second quarter as the Company increases production in anticipation of the Spring selling season in the second and third quarters.

     The Company has no material purchase commitments. Although the Company continues to evaluate companies and product lines for possible acquisition, no such agreements are currently in place.

     The Company believes that inflation has not had a significant impact on the results of its operations.

FORWARD LOOKING INFORMATION

The information contained in this Quarterly Report includes forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including demand from major customers, competition, changes in product or customer mix or revenues, and changes in product costs and operating expenses, and other factors disclosed throughout this Quarterly Report and the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statement in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and uncertainties that may affect the Company's financial condition and results of operations.

                          PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

                 The Company is not a party to any material legal proceedings.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a) Exhibits


Exhibit
Number       Description
-------      -----------

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

  27.1       Financial Data Schedule



         (b) Reports on Form 8-K

             No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RINGER CORPORATION






Dated:   February 12, 1997     By /S/ Stanley Goldberg
                                  ----------------------------------------
                                   Stanley Goldberg
                                   President and Chief Executive Officer





Dated:   February 12, 1997     By /S/ Mark G. Eisenschenk
                                  ----------------------------------------
                                   Mark G. Eisenschenk
                                   Vice President of Finance
                                    and Chief Financial Officer
                                    (principal financial officer)