Form 10QSB
period 1997-03-31
RINGER CORP /MN/
filed 1997-05-14
CIK 866752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997
                              --------------------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------------------------

Commission file number:                    0-18921
                       ---------------------------------------------------------



                               RINGER CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


Minnesota                                                             41-0848688
--------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

9555 James Avenue South, Suite 200, Bloomington, Minnesota            55431-2543
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  (612) 703-3300
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           [X] Yes       [  ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of April 30, 1997, was:

                 Common Stock, $.01 par value 11,981,270 shares


        Transitional Small Business Issuer format:         [  ] Yes       [X] No

                         PART I - FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS.
             ---------------------

                               RINGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                        March 31,       September 30,
                                                                          1997              1996
                                                                        ---------       -------------
ASSETS
------

Current Assets:
  Cash and cash equivalents                                             $   227,738     $ 3,288,781
  Accounts receivable                                                     7,873,639         992,198
  Inventories                                                             4,171,604       1,519,692
  Prepaid assets                                                            130,433         133,746
                                                                        -----------     -----------
   Total current assets                                                  12,403,414       5,934,417

Property and equipment (net)                                                466,939         238,297
Intangible assets (net)                                                   6,691,306       5,297,329
                                                                        -----------     -----------
   Total assets                                                         $19,561,659     $11,470,043
                                                                        ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Bank line of credit                                                   $ 1,418,788
  Accounts payable                                                        4,156,082     $   651,546
  Accrued expenses                                                        1,191,115         879,599
  Current portion of long-term debt                                          19,200
                                                                        -----------     -----------
   Total current liabilities                                              6,785,185       1,531,145

Long-Term Debt                                                            1,456,200

Shareholders' Equity:
   Common Stock, par value $.01 per share,
    authorized 25,000,000 shares,  issued and
    outstanding 11,981,270 and 10,921,930
    shares, respectively                                                    119,813         109,219
   Additional paid-in capital                                            33,423,087      32,036,675
   Accumulated deficit                                                  (22,061,133)    (22,067,276)
   Cumulative translation adjustment                                       (161,493)       (139,720)
                                                                        -----------     -----------
    Total shareholders' equity                                           11,320,274       9,938,898
                                                                        -----------     -----------

    Total liabilities and shareholders' equity                          $19,561,659     $11,470,043
                                                                        ===========     ===========


See notes to consolidated financial statements.

                               RINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended              Six Months Ended
                                                            March 31,                      March 31,
                                                       ------------------------       -----------------------
                                                       1997           1996             1997         1996
                                                       ----------   -----------       ----------   ----------
NET SALES                                           $  4,839,111    $  5,612,256      $ 8,319,842  $ 9,248,733
COST OF SALES                                          2,596,341       2,734,853        4,302,840    4,520,776
                                                    ------------    ------------      -----------  -----------
   Gross Profit                                        2,242,770       2,877,403        4,017,002    4,727,957


OPERATING EXPENSES:
 Distribution                                            508,199         602,879          895,310    1,010,499
 Sales & Marketing                                       887,072       1,006,897        1,704,611    1,924,248
 General & Administration                                348,286         329,494          673,359      704,585
 Research & Development                                  419,992         342,517          544,609      464,256
 Amortization of Intangibles                             119,261         100,946          212,886      200,801
                                                    ------------    ------------      -----------  -----------
                                                       2,282,810       2,382,733        4,030,775    4,304,389
                                                    ------------    ------------      -----------  -----------
INCOME (LOSS) BEFORE
 OTHER INCOME                                            (40,040)        494,670          (13,773)     423,568

OTHER INCOME (EXPENSE), NET                              (13,540)         12,024           19,916       30,948
                                                    ------------    ------------      -----------  -----------

INCOME (LOSS) BEFORE
 INCOME TAXES                                            (53,580)        506,694            6,143      454,516

 INCOME TAXES                                                 --              --               --           --
                                                    ------------    ------------      -----------  -----------
NET INCOME (LOSS)                                   $    (53,580)   $    506,694      $     6,143  $   454,516
                                                    ============    ============      ===========  ===========

Net income (loss) per common
    and common equivalent share                     $       (.00)   $        .05      $       .00  $       .04
                                                    ============    ============      ===========  ===========

Weighted average common
    and common equivalent
    shares outstanding                                10,933,700      10,923,015       10,927,815   10,922,473
                                                    ============    ============      ===========  ===========



See notes to consolidated financial statements.

                               RINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        March 31,
                                                                                --------------------------
                                                                                    1997          1996
                                                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $    6,143    $    454,516
 Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                                  285,344         258,447
    Loss on disposal of assets                                                      82,248           5,995
    (Increase) decrease in assets:
      Trade accounts and notes receivable                                       (5,128,287)     (6,680,600)
      Inventories                                                                 (377,533)       (504,045)
      Prepaid expenses                                                              21,299          46,903
    Increase (decrease) in liabilities:
      Accounts payable                                                             731,934         430,652
      Accrued expenses                                                            (132,364)        452,678
                                                                                ----------    ------------
        Net cash used in operating activities                                   (4,511,216)     (5,535,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                (74,797)        (35,139)
 Proceeds from sales of equipment                                                    2,389          20,736
 Purchase of intangible assets                                                     (18,574)        (70,835)
                                                                                ----------    ------------
      Net cash used in investing activities                                        (90,982)        (85,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received in Dexol acquisition                                               124,073
  Net borrowings from seasonal bank line of credit                               1,418,788       2,942,078
  Principal payments on long-term debt                                              (1,600)
                                                                                ----------    ------------
      Net cash received from financing activities                                1,541,261       2,942,078

 Effect of exchange rate changes on cash                                              (106)         (7,702)
                                                                                ----------    ------------

      Decrease in cash and cash equivalents                                     (3,061,043)     (2,686,316)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                            3,288,781       2,756,377
                                                                                ----------    ------------
  END OF PERIOD                                                                 $  227,738    $     70,061
                                                                                ==========    ============


See notes to consolidated financial statements.

                               RINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                  (UNAUDITED)

Note 1.      BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Operating results through the second quarter of fiscal 1997 are not necessarily indicative of the operating results for the year ending September 30, 1997.

             Net income per share is calculated using the weighted average common and common equivalent shares outstanding. Common equivalents consist of stock options and warrants. Net loss per share is calculated using the weighted average common shares outstanding. For the purpose of calculating net loss per share, common stock equivalents are excluded because their effect is anti-dilutive.

Note 2.      ACQUISITION

             In March 1997, the Company completed the acquisition of substantially all of the assets of Dexol Industries, Inc., a California based manufacturer and marketer of home and garden pesticides sold under the Dexol(R) and various private label brand names, for an aggregate purchase price of approximately $3,012,790 (the "Dexol acquisition"). The purchase price was comprised of the issuance of 1,059,340 shares of the Company's restricted common stock valued at $1,397,005, the issuance of a promissory note to Dexol Industries, Inc. with a principal amount of $1,477,000 bearing simple interest at an annual rate of prime plus 3/4% and estimated transaction costs of $138,785.

             The Dexol acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over estimated fair market value of net assets acquired ("goodwill") of approximately $1,668,000 is being amortized on a straight-line basis over twenty years. Since the acquisition, the Company has operated the acquired business as its Dexol division and has continued marketing Dexol products. Dexol division operations are included in the Company's consolidated statements of operations from the effective date of the acquisition of March 1, 1997. The Company expects to provide pro forma financial information relating to the Dexol business in an amendment to the Company's Current Report on Form 8-K which was filed on April 15, 1997.

Note 3. Sales of the Company's products are generally greater in the second and third fiscal quarters due to seasonal factors.

Note 4. All comparative data reflect application of consistent accounting principles and contain no prior period adjustments.

Note 5.      INVENTORIES

             Inventory consists of the following:

                                                                       March 31,         September 30,
                                                                         1997                1996
                                                                      -----------      --------------
             Raw Materials                                            $2,512,896       $  726,099
             Finished Goods                                            1,658,708          793,593
                                                                      ----------       ----------
                                                                      $4,171,604       $1,519,692
                                                                      ==========       ==========

Note 6.      LONG-TERM DEBT

                                                       March 31,
                                                         1997
                                                     -----------
             Installment promissory note             $1,475,400
             Less current portion                        19,200
                                                     ----------
                                                     $1,456,200
                                                     ==========

Note 7.      Supplemental disclosure of cash flow information.

             Cash paid (received) for interest during the period for:

                                                                Six Months Ended
                                                                     March 31,
                                                          ---------------------------
                                                             1997              1996
                                                          -----------     -----------
             Interest paid                               $  34,275        $   10,246
             Interest received                             (47,653)          (36,901)

             Investing and financing transactions not affecting cash during the six month period ended March 31, 1997 are described as follows:
             The Company issued 1,059,340 shares of restricted common stock, valued at $1,397,005, and issued a long-term promissory note with the principal amount of $1,477,000 in connection with the acquisition of substantially all of the assets of Dexol Industries. Assets acquired included $124,073 in cash.


Note 8.      CONTINGENCIES

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

Note 9.      SUBSEQUENT EVENT

             On May 2, 1997, the Company secured a new three-year $25 million credit facility from GE Capital Services. The new facility is intended to be used to finance the Company's seasonal working capital needs (of approximately $3 to $5 million) and to provide financing for future acquisitions. The $25,000,000 credit facility replaces a $5,000,000 bank line of credit from a previous lender.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS.
                      -----------------------------------

Results of Operations
---------------------

             The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:


                                               For the Three Months              For the Six Months
                                                  Ended March 31,                   Ended March 31,
                                               --------------------              --------------------
                                                1997           1996               1997           1996
                                               ------          ----              ------          ----
           Net sales                              100.0%          100.0%            100.0%          100.0%
           Cost of sales                           53.7            48.7              51.7            48.9
                                               --------        --------          --------        --------
             Gross profit                          46.3            51.3              48.3            51.1

           Operating Expenses:
             Distribution                          10.4            10.8              10.8            10.9
             Sales & Marketing                     18.3            17.9              20.4            20.8
             General & Administrative               7.2             5.9               8.1             7.6
             Research & Development                 8.7             6.1               6.5             5.0
             Amortization of Intangibles            2.5             1.8               2.6             2.2
                                               --------        --------          --------        --------
                                                   47.1            42.5              48.4            46.5
                                               --------        --------          --------        --------
           Income (loss) before
             other income                           (.8)            8.8               (.1)            4.6

           Other Income (Expense)                   (.3)             .2                .2              .3
                                               --------        --------          --------        --------
           Net income (loss)
             before taxes                          (1.1)%           9.0%               .1%            4.9%
                                               ========        ========          ========        ========


The following table sets forth the percentage of net sales represented by each of the Company's major product categories:

                                                 Three Months Ended                 Six Months Ended
                                                       March 31,                         March 31,
                                                 ----------------------           ---------------------
                                                  1997             1996            1997            1996
                                                 -----            -----           -----            ----
           Pest control                           68.9%           64.4%            72.0%            67.9%
           Fertilizer                             31.1            35.6             28.0             32.1
                                                 -----           -----            -----            -----
                                                 100.0%          100.0%           100.0%           100.0%
                                                 =====           =====            =====            =====


        Net Sales. Net sales for the three months ended March 31, 1997 decreased 13.8% to $4,839,111 compared to $5,612,256 for the same period ended March 31, 1996. Net sales for the six months ended March 31, 1997 decreased 10.0% to $8,319,842 compared to $9,248,733 for the same period ended March 31, 1996. The decrease is due primarily to lost sales resulting from the bankruptcy of Ernst Home Centers, lower foreign sales in Canada and Europe and decreased fertilizer sales resulting from discontinuance of the Company's Supreme Lawn(R) fertilizer line, offset in part by sales from new distribution channels, such as Lowe's Companies, and by sales of Dexol products which totaled $1,106,000.

        Gross Margins. Gross margins as a percent of sales for the three months ended March 31, 1997 decreased to 46.3% compared to 51.3% for the same period ended March 31, 1996. Gross margins for the six months ended March 31,

1997 decreased to 48.3% compared to 51.1% for the same period ended March 31, 1996. The decrease in gross margin as a percent of sales is due primarily to lower margins on Dexol products.

        Operating Expenses. Operating expenses for the three months ended March 31, 1997 decreased $99,923 or 4.2% to $2,282,810 compared to $2,382,733 for the same period ended March 31, 1996. Operating expenses for the six months ended March 31, 1997 decreased $273,614 or 6.4% to $4,030,775 from $4,304,389 for the same period ended March 31, 1996. The components of operating expenses are discussed below.
        Distribution expenses for the three months ended March 31, 1997 decreased $94,680 or 15.7% in absolute dollars to $508,199 compared to $602,879 for the same period in fiscal 1996 and decreased as a percentage of sales to 10.4% in fiscal 1997 from 10.8% for the same period in fiscal 1996. Distribution expenses for the six months ended March 31, 1997 decreased $115,189 or 11.4% in absolute dollars to $895,310 compared to $1,010,499 for the same period in fiscal 1996 and decreased as a percentage of sales to 10.8% in fiscal 1997 from 10.9% for the same period in fiscal 1996. The decrease in distribution expenses was primarily due to reduced sales levels for the periods.
        Sales and marketing expense for the three months ended March 31, 1997 decreased $119,825 or 11.9% in absolute dollars to $887,072 compared to $1,006,897 for the same period in fiscal 1996. Sales and marketing expense for the six months ended March 31, 1997 decreased $219,637 or 11.4% in absolute dollars to $1,704,611 compared to $1,924,248 for the same period in fiscal 1996. The decreases for these periods were due in part to lower commissions and other variable sales expenses resulting from reduced sales for the periods. In addition, the Company reduced estimated accruals for co-op advertising and market development expenses recorded in fiscal 1996. This change in estimated accrued co-op advertising and market development funds resulted from accrued amounts exceeding actual claims experience. This change in estimated accrued co-op advertising expense resulted in a credit to expenses of $50,000 in the first quarter ended December 31, 1996 and $85,000 in the second quarter ended March 31, 1997.
        General and administrative expenses for the three month period ended March 31, 1997 increased $18,792 or 5.7% to $348,286 compared to $329,494 for the same period in fiscal 1996. The increase for the quarter was due primarily to additional personnel and facility costs associated with the Dexol acquisition. General and administrative expenses for the six months ended March 31, 1997 decreased $31,226 or 4.4% to $673,359 compared to $704,585 for the same period in fiscal 1996. The decrease in year-to-date general and administrative expenses was the result of lower first quarter expenses, largely from reduced facility and professional fee expenses, offset in part by the increases noted above in the second quarter.
        Research and development expenses for the three months ended March 31, 1997 increased $77,475 or 22.6% to $419,992 from $342,517 for the same period in fiscal 1996 and increased $80,353 or 17.3% to $544,609 for the six month period ended March 31, 1997 from $464,256 for the same period in fiscal 1996. The increase for these periods was primarily due to increased development programs and the writeoff of certain abandoned trademark and patent applications.

        Other Income (Expense), Net. For the three months ended March 31, 1997, the Company incurred net other expense of $13,540 compared to net other income of $12,024 for the same period in fiscal 1996. For the six months ended March 31, 1997, the Company incurred net other income of $19,916 compared to a net other income of $30,948 for the same period in fiscal 1996. The change in net other income (expense) for these periods was largely the result of reduced second quarter royalty income from sales of products licensed to foreign distributors.

Liquidity and Capital Resources
-------------------------------

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

        Consistent with such seasonal fluctuations, cash decreased by $3,061,043 during the six months ended March 31, 1997. The decrease in cash reflects the following: cash of $4,511,216 consumed in operating activities, primarily to finance the seasonal buildup of receivables; cash of $90,982 consumed in investing activities to purchase office equipment and intangible assets; and cash of $1,541,261 provided by financing activities, of which $1,418,788 was provided from borrowings on the Company's seasonal bank line of credit and $124,073 was received in connection with the acquisition of the assets of Dexol Industries for the issuance of the Company's common stock and a promissory note. (See note 2 to the financial statements.)

        The Company normally relies on bank financing to fund seasonal increases in receivables and inventory. At March 31, 1997, the Company had in place a $5,000,000 bank line of credit with outstanding borrowings at that date of $1,418,788. On May 2, 1997, the Company secured a new three-year $25,000,000 credit facility with GE Capital Services, replacing the previous lender's $5,000,000 line of credit. The new facility is intended to finance the Company's seasonal working capital needs and to provide financing for future acquisitions.

        The Company believes that cash on hand and the new credit facility will provide adequate financing to meet the Company's cash needs for fiscal 1997.

        The Company believes that inflation has not had a significant impact on the results of its operations.

                          PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

         On March 31, 1997, the Company issued 1,059,340 shares of restricted Common Stock to Dexol Industries, Inc. ("Dexol") in partial consideration for the acquisition of substantially all of the assets of Dexol. These securities were issued under the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. See Note 2 to the financial statements.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits
                 --------

Exhibit
Number           Description
--------------------------------------------------------------------------------

   2.1 Agreement for Purchase and Sale of Assets by and between Dexol Industries, Inc. and Ringer Corporation (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed April 15, 1997, SEC File No. 33-36205-C).

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

  10.9 Third Amendment to Credit and Security Agreement referred to in 10.6, 10.7 and 10.8 above (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 20, 1994, SEC File No. 0-18921).

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

*10.15     Ringer Corporation 1996 Employee Stock Option Plan.

  27.1     Financial Data Schedule.

     *  Management contract or compensation plan or arrangement.


     (b)   Reports on Form 8-K
           -------------------

           A Current Report on Form 8-K was filed by the Company on April 15, 1997 to report the acquisition of substantially all the assets of Dexol Industries, Inc.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RINGER CORPORATION





Dated:   May 13, 1997       By   /S/ Stanley Goldberg
                              --------------------------------------------------
                            Stanley Goldberg
                            President and Chief Executive Officer





Dated:   May 13, 1997       By   /S/ Mark G. Eisenschenk
                              --------------------------------------------------
                            Mark G. Eisenschenk
                            Executive Vice President and Chief Financial Officer
                            (principal financial officer)