Form 10QSB
period 1997-06-30
RINGER CORP /MN/
filed 1997-08-14
CIK 866752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from _____________  to _______________


Commission file number:             0-18921



                               RINGER CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



      Minnesota                                     41-0848688
-------------------------------------------------------------------------------
(State of incorporation                          (I.R.S. Employer
    or organization)                            Identification No.)

9555 James Avenue South, Suite 200,                                 55431-2543
Bloomington, Minnesota
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

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

     The number of shares outstanding of each of the registrant's classes of capital stock, as of July 31, 1997, was:

                Common Stock, $.01 par value 12,181,270 shares


     Transitional Small Business Issuer format:               [ ] Yes    [X] No

                        PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

                              RINGER CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                   June 30,    September 30,
                                                     1997          1996
                                                 -----------   -------------
ASSETS
------

Current Assets:
 Cash and cash equivalents                       $ 1,614,248     $ 3,288,781
 Accounts receivable                               4,353,565         992,198
 Inventories                                       3,530,162       1,519,692
 Prepaid assets                                      245,391         133,746
                                                 -----------     -----------
  Total current assets                             9,743,366       5,934,417

Property and equipment (net)                         415,396         238,297
Intangible assets (net)                            6,892,376       5,297,329
                                                 -----------     -----------
  Total assets                                   $17,051,138     $11,470,043
                                                 ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                                $ 2,284,118     $   651,546
 Accrued expenses                                  1,525,164         879,599
 Current portion of long-term debt                    19,200
                                                 -----------     -----------
  Total current liabilities                        3,828,482       1,531,145

Long-Term Debt                                     1,451,400

Shareholders' Equity:
 Common Stock, par value $.01 per share,
  authorized 25,000,000 shares,  issued and
  outstanding 12,181,270 and 10,921,930
  shares, respectively                               121,813         109,219
 Additional paid-in capital                       33,683,587      32,036,675
 Accumulated deficit                             (21,877,054)    (22,067,276)
 Cumulative translation adjustment                  (157,090)       (139,720)
                                                 -----------     -----------
  Total shareholders' equity                      11,771,256       9,938,898
                                                 -----------     -----------

  Total liabilities and shareholders' equity     $17,051,138     $11,470,043
                                                 ===========     ===========


See notes to consolidated financial statements.

                              RINGER CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                Three Months Ended        Nine Months Ended
                                      June 30,                 June  30,
                             ------------------------  ------------------------
                                 1997        1996         1997         1996
                             -----------  -----------  -----------  -----------
NET SALES                    $ 7,358,048  $ 4,005,524  $15,677,890  $13,254,257
COST OF SALES                  3,915,140    2,296,689    8,217,980    6,817,465
                             -----------  -----------  -----------  -----------
  Gross Profit                 3,442,908    1,708,835    7,459,910    6,436,792


OPERATING EXPENSES:
 Distribution                    806,627      306,685    1,701,937    1,317,184
 Sales & Marketing             1,527,132      781,204    3,231,743    2,705,452
 General & Administration        527,400      304,255    1,200,759    1,008,840
 Research & Development          227,559      125,023      772,168      589,279
 Amortization of Intangibles     116,076      100,951      328,962      301,752
                             -----------  -----------  -----------  -----------
                               3,204,794    1,618,118    7,235,569    5,922,507
                             -----------  -----------  -----------  -----------
INCOME BEFORE OTHER INCOME       238,114       90,717      224,341      514,285

OTHER INCOME (EXPENSE), NET      (54,035)      14,090      (34,119)      45,038
                             -----------  -----------  -----------  -----------
INCOME BEFORE INCOME TAXES       184,079      104,807      190,222      559,323

INCOME TAXES                          --           --           --           --
                             -----------  -----------  -----------  -----------
NET INCOME                   $   184,079  $   104,807  $   190,222  $   559,323
                             ===========  ===========  ===========  ===========

Net income per common and
  common equivalent share    $       .02  $       .01  $       .02  $       .05
                             ===========  ===========  ===========  ===========

Weighted average common
  and common equivalent
  shares outstanding          12,175,454   10,930,627   11,343,695   10,925,191
                             ===========  ===========  ===========  ===========

See notes to consolidated financial statements.

                              RINGER CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                            Nine Months Ended
                                                                 June 30,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  190,222  $  559,323
Adjustments to reconcile net income
 to net cash used in operating activities:
  Depreciation and amortization                             454,214     386,646
  Loss on disposal of intangible assets                      76,085      17,331
  (Gain) loss on disposal of assets                           1,529     (15,148)
  (Increase) decrease in assets:
   Trade accounts and notes receivable                   (1,528,376) (1,701,088)
   Inventories                                              264,797     236,187
   Prepaid expenses                                        (211,902)      2,366
  Increase (decrease) in liabilities:
   Accounts payable                                      (1,140,269)     31,668
   Accrued expenses                                         201,492     228,855
                                                         ----------  ----------
     Net cash used in operating activities               (1,692,208)   (253,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (76,348)    (40,095)
Proceeds from sales of equipment                              7,389      24,548
Purchase of intangible assets                               (33,605)    (99,074)
                                                         ----------  ----------
   Net cash used in investing activities                   (102,564)   (114,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash received in Dexol acquisition                         124,073
 Principal payments on long-term debt                        (6,400)
                                                         ----------  ----------
   Net cash received from financing activities              117,673           0

Effect of exchange rate changes on cash                       2,566      (6,534)
                                                         ----------  ----------

   Decrease in cash and cash equivalents                 (1,674,533)   (375,015)

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                                      3,288,781   2,756,377
                                                         ----------  ----------
 END OF PERIOD                                           $1,614,248  $2,381,362
                                                         ==========  ==========


See notes to consolidated financial statements.

                               RINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED JUNE 30, 1997
                                  (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Operating results through the third quarter of fiscal 1997 are not necessarily indicative of the operating results for the year ending September 30, 1997.

         Net income per share is calculated using the weighted average common and common equivalent shares outstanding. Common equivalents consist of stock options and warrants.

Note 2.  ACQUISITION

         In March 1997, the Company completed the acquisition of substantially all of the assets of Dexol Industries, Inc., a California based manufacturer and marketer of home and garden pesticides sold under the Dexol(R) and various private label brand names, for an aggregate purchase price of $3,012,790, plus a contingent performance based earnout valued at up to $455,000, payable in shares of the Company's restricted common stock (the "Dexol acquisition"). The purchase price was comprised of the issuance of 1,059,340 shares of the Company's restricted common stock valued at $1,397,005, the issuance of a promissory note to Dexol Industries, Inc. with a principal amount of $1,477,000 bearing simple interest at an annual rate of prime plus 3/4% and estimated transaction costs of $138,785.

         The Dexol acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over estimated fair market value of net assets acquired ("goodwill") of approximately $1,685,000 is being amortized on a straight-line basis over twenty years. Since the acquisition, the Company has operated the acquired business as its Dexol division and has continued marketing Dexol products. Dexol division operations are included in the Company's consolidated statements of operations from the effective date of the acquisition of March 1, 1997.

Note 3. Sales of the Company's products are generally greater in the second and third fiscal quarters due to seasonal factors.

Note 4. All comparative data reflect application of consistent accounting principles and contain no prior period adjustments.

Note 5.  INVENTORIES

         Inventory consists of the following:

                                            June 30,     September 30,
                                              1997           1996
                                           ----------    -------------
         Raw Materials                     $2,161,841     $  726,099
         Finished Goods                     1,368,321        793,593
                                           ----------     ----------
                                           $3,530,162     $1,519,692
                                           ==========     ==========

Note 6.  LONG-TERM DEBT
                                            June 30,
                                              1997
                                           ----------
         Installment promissory note       $1,470,600
         Less current portion                  19,200
                                           ----------
                                           $1,451,400
                                           ==========

Note 7.  BANK LINE OF CREDIT

         On May 2, 1997, the Company secured a three-year $25 million credit facility from GE Capital Services. The credit facility is intended to be used to finance the Company's seasonal working capital needs (of approximately $3 to $5 million) and to provide financing for future acquisitions. The $25,000,000 credit facility replaced a $5,000,000 bank line of credit from a previous lender.

Note 8.  Supplemental disclosure of cash flow information.

         Cash paid (received) for interest during the period for:

                                          Nine Months Ended
                                               June 30,
                                       -----------------------
                                          1997         1996
                                       ---------     ---------
         Interest paid                 $116,882      $ 66,535
         Interest received              (48,557)      (26,776)


         Investing and financing transactions not affecting cash during the nine month period ended June 30, 1997 are described as follows:
         The Company issued 1,059,340 shares of its restricted common stock, valued at $1,397,005, and issued a long-term promissory note with the principal amount of $1,477,000 in connection with the acquisition of substantially all of the assets of Dexol Industries. Assets acquired included $124,073 in cash.

Note 9.  PRO FORMA FINANCIAL INFORMATION

         The following table sets forth unaudited pro forma sales, net income before taxes, net income and earnings per share for the Company as if the Ringer Corporation and Dexol businesses had been combined at the beginning of the periods shown. This pro forma financial information is provided for illustrative purposes only. It is not necessarily indicative of actual operating results that would have occurred had the acquisition been in effect for the periods presented and is not necessarily indicative of results which may be obtained in the future.


                                  Nine Months    Three Months     Nine Months
                                 Ended June 30,  Ended June 30,  Ended June 30,
                                      1997            1996            1996
                                 --------------  --------------  --------------
Net Sales                          $18,650,584     $8,871,412      $25,175.851
Net income (loss) before taxes        (424,978)       (10,840)         (17,845)
Net income (loss)                     (424,978)       (10,840)         (17,845)

Earnings (loss) per share          $      (.04)    $     (.00)     $      (.00)

Note 10. CONTINGENCIES

         The Company has a Contingency Retention Plan which provides for the payment of a lump sum termination benefit plus continuation of life insurance, health insurance and dental benefits for a period of time in the event the employment of such employees is terminated within one year after a "change of control," as defined, to certain key employees of the Company, including all of the officers. The amount of the lump sum termination benefit varies from the equivalent of three months to two years of salary and bonus at the time of termination. The period during which health and welfare benefits continue after termination varies from three months to two years, but is terminated if the employee obtains other employment with similar benefits. The Retention Plan continues in effect unless terminated, prior to a change in control, by a resolution approved by at least two-thirds of the Board of Directors.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.


Acquisition of Dexol

     In March 1997, the Company completed the acquisition of substantially all of the assets of Dexol Industries, Inc., a California based manufacturer and marketer of home and garden pesticides sold under the Dexol(R) and various private label brand names, for an aggregate purchase price of approximately $3,012,790 (the "Dexol acquisition"). The purchase price was comprised of the issuance of 1,059,340 shares of the Company's restricted common stock valued at $1,397,005, the issuance of a promissory note to Dexol Industries, Inc. with a principal amount of $1,477,000 bearing simple interest at an annual rate of prime plus 3/4% and estimated transaction costs of $138,785, plus a performance based earnout of up to $455,000 worth of Ringer Corporation restricted common stock if certain contingencies are achieved.

     The Dexol acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over estimated fair market value of net assets acquired ("goodwill") of approximately $1,685,000 is being amortized on a straight-line basis over twenty years. Since the acquisition, the Company has operated the acquired business as its Dexol division and has marketed Dexol brand products. Dexol division operations are included in the Company's consolidated statements of operations from the effective date of the acquisition of March 1, 1997.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:

                                  For the Three Months     For the Nine Months
                                     Ended June 30,           Ended June 30,
                                  --------------------     -------------------
                                   1997          1996       1997         1996
                                  ------        ------     ------       ------
     Net sales                     100.0%        100.0%     100.0%       100.0%
     Cost of sales                  53.2          57.3       52.4         51.4
                                  ------        ------     ------       ------
      Gross profit                  46.8          42.7       47.6         48.6

     Operating Expenses:
      Distribution                  11.0           7.7       10.9          9.9
      Sales & Marketing             20.7          19.5       20.6         20.4
      General & Administrative       7.2           7.6        7.7          7.6
      Research & Development         3.1           3.1        4.9          4.5
      Amortization of Intangibles    1.6           2.5        2.1          2.3
                                  ------        ------     ------       ------
                                    43.6          40.4       46.2         44.7
                                  ------        ------     ------       ------
     Income before
      other income                   3.2           2.3        1.4          3.9

     Other Income (Expense)          (.7)           .3        (.2)          .3
                                  ------        ------     ------       ------
     Net income
      before taxes                   2.5%          2.6%       1.2%         4.2%
                                  ======        ======     ======       ======

The following table sets forth the percentage of net sales represented by each of the Company's major product categories:

                                  Three Months Ended     Nine Months Ended
                                        June  30,             June 30,
                                  ------------------     -----------------
                                   1997        1996       1997       1996
                                  ------      ------     ------     ------
     Pest control                  85.7%       72.8%      79.1%      69.4%
     Fertilizer, compost & seed    14.3        27.2       20.9       30.6
                                  ------      ------     ------     ------
                                  100.0%      100.0%     100.0%     100.0%
                                  ======      ======     ======     ======

     Net Sales. Net sales for the three months ended June 30, 1997 increased 83.7% to $7,358,048 compared to $4,005,524 for the same period ended June 30, 1996. Net sales for the nine months ended June 30, 1997 increased 18.3% to $15,677,890 compared to $13,254,257 for the same period ended June 30, 1996. The increase is due primarily to the Dexol acquisition (see Acquisition of Dexol above.) The sales increase resulting from the Dexol acquisition was partially offset by lost sales resulting from the bankruptcy of Ernst Home Centers, lower foreign sales in Canada and Europe and decreased fertilizer sales resulting from discontinuance of the Company's Supreme Lawn(R) fertilizer line, offset in part by increased sales through new distribution channels, such as Lowe's Companies.

     Gross Margins. Gross margins as a percent of sales for the three months ended June 30, 1997 increased to 46.8% compared to 42.7% for the same period ended June 30, 1996. The increase in gross margins for the quarter was largely due to inventory obsolescence charges to cost of sales in the third quarter of fiscal 1996, which were not repeated in the third quarter of fiscal 1997, resulting from management's decision to discontinue certain products. The increase in gross margin for the quarter ended June 30, 1997 was partially offset by the relatively lower margins on sales of Dexol products during the period which were not sold in fiscal 1996. Gross margins for the nine months ended June 30, 1997 decreased to 47.6% compared to 48.6% for the same period ended June 30, 1996. The decrease in gross margin as a percent of sales is due primarily to lower margins on Dexol products offset in part by lower charges for inventory obsolescence during the nine months of fiscal 1997 compared to the same period of fiscal 1996.

     Operating Expenses. Operating expenses for the three months ended June 30, 1997 increased $1,586,676 or 98.1% to $3,204,794 compared to $1,618,118 for the same period ended June 30, 1996. Operating expenses for the nine months ended June 30, 1997 increased $1,313,062 or 22.2% to $7,235,569 from $5,922,507 for the same period ended June 30, 1996. The components of operating expenses are discussed below.

     Distribution expenses for the three months ended June 30, 1997 increased $499,942 or 163.0% in absolute dollars to $806,627 compared to $306,685 for the same period in fiscal 1996 and increased as a percentage of sales to 11.0% in fiscal 1997 from 7.7% for the same period in fiscal 1996. Distribution expenses for the nine months ended June 30, 1997 increased $384,753 or 29.2% in absolute dollars to $1,701,937 compared to $1,317,184 for the same period in fiscal 1996 and increased as a percentage of sales to 10.9% in fiscal 1997 from 9.9% for the same period in fiscal 1996. The increase in distribution expenses was primarily due to increased sales resulting from the newly-acquired Dexol business and to the addition of the Dexol warehouse and distribution organization.

     Sales and marketing expense for the three months ended June 30, 1997 increased $745,928 or 95.5% in absolute dollars to $1,527,132 compared to $781,204 for the same period in fiscal 1996. Sales and marketing expense for the nine months ended June 30, 1997 increased $526,291 or 19.5% in absolute dollars to $3,231,743 compared to $2,705,452 for the same period in fiscal 1996. The increases for these periods were due primarily to the addition of the Dexol sales and marketing organizations and to expenses associated with Dexol's fiscal 1997 sales and marketing programs.

     General and administrative expenses for the three month period ended June 30, 1997 increased $223,145 or 73.3% to $527,400 compared to $304,255 for the same period in fiscal 1996. General and administrative expenses for the nine months ended June 30, 1997 increased $191,919 or 19.0% to $1,200,759 compared to $1,008,840 for the same period in fiscal 1996. The increase in general and administrative expenses was primarily due to the addition of the Dexol administrative and accounting organizations.

     Research and development expenses for the three months ended June 30, 1997 increased $102,536 or 82.0% to $227,559 from $125,023 for the same period in fiscal 1996 and increased $182,889 or 31.0% to $772,168 for the nine month period ended June 30, 1997 from $589,279 for the same period in fiscal 1996. The increase for these periods was primarily due to the addition of the Dexol regulatory compliance organization, the writeoff of capitalized costs associated with certain patent and trademark applications which were abandoned, and increased spending on certain product development programs.

     Other Income (Expense), Net. For the three months ended June 30, 1997, the Company incurred net other expense of $54,035 compared to net other income of $14,090 for the same period in fiscal 1996. For the nine months ended June 30, 1997, the Company incurred net other expense of $34,119 compared to a net other income of $45,038 for the same period in fiscal 1996. The change in net other income (expense) for these periods was largely the result of increased interest expense in fiscal 1997 due to the issuance of a promissory note in connection with the Dexol acquisition (see Acquisition of Dexol above).

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

     Consistent with such seasonal fluctuations, cash decreased by $1,674,533 during the nine months ended June 30, 1997. The decrease in cash reflects the following: cash of $1,692,208 consumed in operating activities, primarily to finance the seasonal buildup of receivables and to pay accruals and accounts payable, cash of $102,564 consumed in investing activities to purchase equipment and intangible assets; and cash of $117,673 provided by financing activities consisting of $124,073 in cash received in connection with the acquisition of the assets of Dexol Industries for the issuance of the Company's common stock and a promissory note (see note 2 to the financial statements) and payments on long term debt of $6,400.

     The Company relies on bank financing to fund seasonal increases in receivables and inventory. On May 2, 1997, the Company secured a new three-year $25,000,000 credit facility with GE Capital Services, replacing a previous lender's $5,000,000 line of credit. The new facility is intended to finance the Company's seasonal working capital needs and to provide financing for future acquisitions. There were no outstanding borrowings as of June 30, 1997.

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

   10.3 Lease Agreement between the Company and 94th Street Associates, a Minnesota Partnership, dated August 15, 1996 (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.)

   10.4 Lease Agreement between the Company and MEPC American Properties, Inc., a Delaware corporation, dated August 16, 1996 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.)

 * 10.5 Employment Agreement between the Company and Stanley Goldberg dated September 13, 1992 (incorporated by reference to Exhibit
              10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, SEC File No. 0-18921).

   10.6 Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997.

   10.7 Stock Subscription Warrant between the Company and Robert W. Fischer Co., Inc. dated July 18, 1990 (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

 * 10.8 Ringer Corporation Contingency Retention Plan, and Amendment No.1 to Ringer Corporation Contingency Retention Plan, dated October 26, 1993 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, SEC File No. 0-18921).

   10.9       Cross-Licensing and Joint Licensing/Sale Agreement between
              Ringer Corporation and Mycogen Corporation, dated May 31, 1994 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

  10.10 Patent License Agreement between Ringer Corporation, Mycogen Corporation and Monsanto Company, dated June 29, 1994 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

* 10.11 Ringer Corporation 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)

   27.1       Financial Data Schedule.

       *  Management contract or compensation plan or arrangement.


       (b)    Reports on Form 8-K

              A Current Report on Form 8-K was filed by the Company on April 15, 1997 to report the acquisition of substantially all the assets of Dexol Industries, Inc.

              A Current Report on Form 8-K/A was filed by the Company on June 16, 1997 to provide audited financial statements of Dexol industries and to provide proforma financial information relating to the Dexol acquisition.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RINGER CORPORATION




Dated:  August 13, 1997       By   /S/ Stanley Goldberg
                                 -----------------------------------------
                              Stanley Goldberg
                              President and Chief Executive Officer





Dated:  August 13, 1997       By   /S/ Mark G. Eisenschenk
                                 -----------------------------------------
                              Mark G. Eisenschenk
                              Executive Vice President and Chief Financial
                              Officer (principal financial officer)