Form 10KSB
period 1997-09-30
RINGER CORP /MN/
filed 1997-12-29
CIK 866752

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         September 30, 1997
                          ----------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

Commission file number                         0-18921
                       -------------------------------------------------------

                               RINGER CORPORATION
  ----------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Minnesota                            41-0848688
  --------------------------------------   -----------------------------------
 (State of incorporation or organization)  (I.R.S. Employer Identification No.)

9555 James Avenue South, Suite 200, Bloomington, Minnesota            55431
------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code     (612) 703-3300
                                              --------------------------------

       Securities registered pursuant to Section 12(b) of the Act:   None

          Securities registered pursuant to Section 12(g) of the Act:


                   Common Stock, $.01 par value per share
------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                            [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended September 30, 1997 totaled $18,820,625.

As of December 15, 1997, the Company had 16,681,270 shares of Common Stock outstanding. The aggregate market value of the 11,185,433 shares of Common Stock held by non-affiliates of the Company was $16,778,150, based on the closing share price on December 15, 1997 on the Nasdaq National Market.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before January 28, 1998.

Transitional small business disclosure format:      [ ] Yes    [X] No

                                     PART I

Item 1.   BUSINESS.
          --------

GENERAL
-------

     Ringer Corporation is a developer and marketer of lawn, garden and turf products for consumer, specialty commercial and professional markets. The Company's product lines include proprietary and non-proprietary pest control products and lawn and garden fertilizers.

     The Company was founded by C. Judd Ringer and incorporated in 1961. Until 1986, the Company was operated as a regionally-based, closely-held provider of lawn and garden products. In 1986, the Company was sold to new venture capital investors who reorganized the Company under new management and expanded its distribution channels into national lawn, garden and turf care markets.

     Since 1986, the Company has raised approximately $27 million in capital through private equity offerings to venture capital organizations and individuals, and through public offerings of common stock in 1990 and 1992. The capital raised was used by the Company to acquire pest control product lines, to fund programs for advertising, promotion, product development and product package redesign and to increase working capital. The Company's current pest control product lines were acquired in 1991 through the acquisition of Safer, Inc., a wholly-owned subsidiary of the Company, and in 1997 through the purchase of substantially all of the assets of Dexol Industries, Inc. (See "Dexol Industries, Inc." below.)

     The Company's products are sold primarily in the consumer lawn and garden and the commercial golf course turf management markets. Product lines are composed of environmentally-oriented pest control products, traditional pesticides, granular fertilizers and water soluble fertilizers.

     The Company's environmentally-oriented pest control products, sold under the Safer(R) brand name, use microbial, botanical and mechanical technologies to effectively control insects, weeds and fungal diseases. These products are designed to work on targeted pests without harming beneficial insect populations or leaving harmful residues on turf and garden plants and are developed to provide premium performance using available technologies with the lowest environment impact.

     The Company's traditional pesticides, sold under the Dexol(R) brand name and various private label brand names, use synthetic chemical pesticide compounds commonly used in the lawn and garden industry for the control of insects, rodents, weeds and fungal diseases. The Company's line of traditional pesticides was acquired in March 1997 with the acquisition of the assets of Dexol Industries, Inc. (See "Dexol Industries, Inc." below.)

     The Company's granular fertilizer products use proprietary microbially-based delivery systems that control release of nutrients for extended uniform plant feeding and are marketed under the Restore(R), Supreme Garden Fertilizers and Safer(R) Lawn Fertilizer brand names.

     The Company's water soluble fertilizer products use proprietary oxygen releasing compounds that enhance root growth and function to promote more vigorous and healthy plants. Water soluble fertilizers were added to the Company's product lines in December 1994 through the acquisition of the assets of Plant Research Laboratories (See "Plant Research Laboratories" below). These products were marketed by the Company under the Oxygen Plus(R) brand name in fiscal 1995 and under the Safer(R) brand name beginning in fiscal 1996.

     The Company's products are directed toward wholesale fertilizer and pesticide markets which exceed $1 billion in annual sales according to the 1991 Kline & Company industry survey report. The Company anticipates that future growth in its share of these markets will be derived from increased sales of its existing products, from sales of future products developed by the Company or licensed from others, and from the acquisition of additional product lines or companies with additional product lines.

DEXOL INDUSTRIES, INC.
----------------------

     In March 1997, the Company acquired substantially all of the assets of Dexol Industries, Inc. (the "Dexol acquisition"), a California based manufacturer and marketer of pesticides to the retail consumer with annual sales of approximately $10 million. The pesticide products acquired use non-proprietary traditional chemical technology commonly available in the lawn and garden industry. (See "Acquisitions" in Note 2 to the Company's consolidated financial statements included herein.)

PLANT RESEARCH LABORATORIES
---------------------------

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

SUBSEQUENT EVENT - SOUTHERN RESOURCES, INC.
-------------------------------------------

     On December 9, 1997, the Company completed a merger with Southern Resources, Inc. ("SRI"), a previously privately-owned Georgia-based holding company, with annual consolidated sales of approximately $25 million. SRI manufactures and markets traditional pesticides, through its subsidiary, SureCo, Inc., under a variety of proprietary and private label brand names to commercial and consumer markets throughout North America. The merger will be accounted for using the pooling-of-interest method. (See Note 12 to the Company's consolidated financial statements included herein.)

SALES AND MARKETING
-------------------

     The Company's products are marketed in the United States through both retail and commercial distribution channels. Retail channels consist principally of mass merchants, specialty lawn and garden stores and hardware cooperatives. Commercial channels consist of specialty distributors who sell products to turf management professionals primarily in the golf course industry. In fiscal 1997, U.S. retail and commercial markets accounted for 87% and 3%, respectively, of the Company's sales. The remaining 10% is attributable to foreign retail and commercial market sales, primarily in Canada.

     Retail sales in the United States are conducted through a variety of retail outlets in all fifty states. These outlets consist of mass merchandisers and several lawn and garden wholesale distributors who, in turn, resell to retail garden centers, nurseries and hardware and home center stores. National retailers selling the Company's products include The Home Depot, Menards, Target, Tru-Serve and Frank's Nursery & Crafts, although some of these retailers currently carry only limited selections of the Company's products or only carry them in certain regions of the country.

     The Company's retail sales efforts in the United States are managed by a vice president of sales located in the Company's main office, and by six regional sales managers located in Maryland, Georgia, Illinois, Indiana, Washington and California. The Company uses a combination of direct sales personnel and independent manufacturers' representatives to market its products. The direct sales personnel and independent representatives, who report to the regional managers, are assigned territories that cover all 50 states. In addition, Ringer uses its wholesalers' sales and merchandising personnel and other merchandising service organizations to contact and service some of the larger retail outlets who sell the Company's products.

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

     The Company's commercial sales are supervised by a manager of commercial sales. Approximately 30 professional turf distributors, with several locations throughout the U.S. and Canada, buy products from the Company for sale primarily to golf courses with some sales going to lawn service operators, specialty landscapers and government landscape services. The commercial product line includes several microbial fertilizer formulations specifically designed for the needs of professional turf managers.

     In recent years, the Company has used various forms of advertising and promotion to market its products. These forms primarily consist of cooperative advertising programs, point-of-purchase marketing materials and radio and print advertising,.

     In fiscal 1997, 1996 and 1995, the Company spent approximately $3.8 million, $3.3 million and $4.8 million, respectively, on sales and marketing expenses.

DISTRIBUTION AND TRANSPORTATION
-------------------------------

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

     Freight costs are particularly significant for granular fertilizer products. Some fertilizer competitors located in closer proximity to some of the Company's major market areas incur lower freight costs which can be an advantage when competing against the Company's fertilizer products. Consequently, the Company's relatively high distribution and freight costs can hinder fertilizer sales growth in some markets.

     In fiscal years 1997, 1996 and 1995, the Company spent approximately $2.2 million, $1.6 million and $1.9 million, respectively, on product transportation and warehousing costs.

COMPANY TECHNOLOGIES
--------------------

     The Company applies four major areas of technology to its products. First, biological and botanical pest control technologies which focus on a broad spectrum of plant pests including insects, weeds and fungal diseases. Second, synthetic chemical technologies common to the lawn and garden industry which are used for the control of various insects, rodents, weeds and fungal diseases. Third, granular microbially-activated fertilizer systems which have been developed for specific lawn, garden and commercial turf uses. Fourth, oxygen-releasing water soluble fertilizer technology which is used in the Company's water soluble fertilizer products for use on indoor plants, outdoor container plants, and other lawn and garden uses.

     The Company's biological and botanical pest control technology is based on fatty-acid compounds, naturally occurring plant extracts and microorganisms, and mechanical traps to control unwanted pests. The

Company holds numerous patents for fatty-acid based pest control products and products using fatty-acids as synergists in combination with both natural and synthetic pesticides.

     The Company's synthetic chemical pesticide technologies are based on non-proprietary synthetic chemical pesticides common to the lawn and garden industry. These include various forms of chemical insecticides, herbicides, fungicides and rodenticides which are obtained primarily from large national and international chemical companies who supply the agricultural, horticultural and lawn and garden markets.

     The Company's granular fertilizer technologies are based on the use of naturally occurring soil microbes in combination with plant nutrients and high energy carbohydrate sources to produce a superior controlled release fertilizer system. These fertilizers promote natural soil microbial activity which helps make nutrients available to plants and promotes plant health and vigor. Healthy microbial activity also plays an important role in regulating some plant diseases.

     The Company's water soluble fertilizer technologies use a patented oxygen releasing compound ("ORC") in combination with high quality plant nutrients. This fertilizer technology overcomes plant growth problems associated with oxygen deficient soils caused by physical compaction, heavy clay content, over watering and flooding. Through the use of ORC, the Company's water soluble fertilizers help to reduce oxygen deficient conditions and promote a heathy growing environment by providing a reliable supply of timed-release oxygen and other beneficial plant nutrients directly to the plant root system.

     The Company performs extensive product performance tests through contract research and development facilities.

     To assist the process of investigating new product opportunities, the Company consults, from time to time, with knowledgeable scientists and other experts regarding trends and technologies in fertilizers, pesticides and turf management.

PRODUCTS
--------

     The Company's four major product categories are environmentally-oriented pest control products, traditional pesticides, microbial fertilizers and water soluble fertilizers.

     ENVIRONMENTALLY ORIENTED PEST CONTROLS

     The Company's environmentally oriented pest control products, sold under the Safer(R) brand name, are based on naturally occurring microbial and botanical derivatives and synthesized versions of naturally occurring botanical derivatives. These active ingredients, used alone or in combinations, have been developed to control specific insects, weeds and fungal diseases. The active ingredients include fatty-acids, pyrethrum (a derivative of a certain chrysanthemum flower), pyrethroids (synthetic variations of pyrethrum), neem (a derivative of the tropical Neem tree), bacterium strains with toxicity specific to certain insects, and elemental sulfur. The Company's environmentally-oriented pest controls bio-degrade more rapidly and have a lower mammalian toxicity rating than most traditional pesticides.

     The Company's environmentally-oriented pest control products accounted for 48%, 70% and 63% of sales in fiscal 1997, 1996 and 1995, respectively.

     TRADITIONAL PESTICIDES

     The Company acquired its line of traditional pesticide products in March 1997 with the purchase of substantially all of the assets of Dexol Industries, Inc. (See "Dexol Industries, Inc." above.)

     The Company's traditional pesticide products, sold under the Dexol(R) brand name and various private label brand names, use synthetic chemical pesticides common to the lawn and garden industry and include insecticides based on organophosphates (such as Diazinon and Malathion) and carbamates (such as Carbaryl or Sevin), herbicides based on phenoxy-herbicides and dicamba compounds, and fungicides based on sulfur or chlorthalonil.

     The Company's traditional pesticides accounted for 33% of sales in fiscal 1997 since the acquisition of these products in March 1997. There were no sales of these products in prior years.

     MICROBIAL FERTILIZERS

     The Company offers three types of proprietary microbial fertilizer products which use, in varying degrees, naturally occurring soil microorganisms to slowly break down materials into nitrogen and other nutrients usable by the plant. These include all-natural fertilizers marketed under the Restore(R) brand name, natural and synthetic hybrid fertilizers marketed under the Supreme Garden Fertilizers and Safer(R) brand names. Hybrid fertilizers, including garden fertilizers and low phosphate lawn fertilizers, using a natural nutrient component with synthetic nutrients. These microbial fertilizers provide high performance, non-burning, slow-release fertilization programs for improved plant growth and extended feeding. Natural fertilizer components include commodity feed-grade materials, including a high protein source (such as feather or leather meal), high carbohydrate ingredients, and natural soil microorganisms. Synthetic materials include synthetic nitrogen sources such as urea, coated urea and dicyanodiamide. The Company's microbial fertilizer products accounted for 18%, 26% and 31% of sales in fiscal 1997, 1996 and 1995, respectively.

     WATER SOLUBLE FERTILIZERS

     The Company offered water soluble fertilizers for the first time in fiscal 1995 which were acquired from Plant Research Laboratories in December 1994. (See "Plant Research Laboratories" above.) The Company's water soluble fertilizers are marketed in both liquid and powdered formulas under the Safer(R) brand name. Safer(R) water soluble fertilizers use macro nutrients in combination with a patented oxygen releasing compound ("ORC"). ORC was developed to overcome plant growth problems caused by oxygen deficient soil due to heavy clay content, physical compaction, over watering or flooding. ORC utilizes the plant's own soil as an organic catalyst to provide the plant time-released oxygen, activated by water, for an optimal balance of soil, water, air and nutrients. The Company's water soluble fertilizer products accounted for 2%, 3% and 4% of sales in fiscal 1997, 1996 and 1995, respectively

PRODUCT DEVELOPMENT
-------------------

     The Company conducts ongoing product development efforts to enhance existing products and develop new products. Current efforts include product development using the Company's patented pesticide and herbicide technology which uses fatty-acids as a synergist in combination with traditional synthetic chemicals. Management believes that the technology will enable the Company to develop effective pesticides and herbicides that use much less chemical active ingredient, thus making traditional chemical herbicides and pesticides more environmentally friendly. Most of the Company's product development, research and testing is conducted by university and government researchers unaffiliated with the Company.

     In fiscal 1997, 1996 and 1995, the Company spent $972,360, $748,932 and
$981,495, respectively, on research and development expenditures.

MANUFACTURING
-------------

     The Company has a leased manufacturing facility in Torrance, California where it manufactures much of its traditional pesticide products. The manufacturing facility was acquired with the Dexol acquisition in

March 1997. (See "Dexol Industries, Inc." above.) The Company also uses outside subcontract manufacturers to produce the remainder of its products.

     The Company's microbial fertilizers and water soluble fertilizers are produced pursuant to short-term manufacturing agreements with two subcontractors. The Company's environmentally oriented pest control products and certain traditional pesticides fertilizers are manufactured by one or both of two subcontract companies located in Minnesota and Missouri.

     The Company believes that its manufacturing facilities and its subcontractors have sufficient available manufacturing capacity to satisfy the Company's needs for the foreseeable future. Products for Canada and overseas markets are manufactured by subcontractors in Canada, Europe and the United States. The Company believes that adequate alternative subcontractors are available, if needed.

     The Company believes that its fertilizers and composting products and its pest control products are manufactured using generally available raw materials and processes common to the industry. The Company does not anticipate any shortages of such raw materials or manufacturing capacity which would materially affect the supply of finished goods, although price fluctuations may affect total product costs.

GOVERNMENT REGULATION AND PRODUCT REGISTRATION
----------------------------------------------

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

COMPETITION
-----------

     The Company faces significant competition in the fertilizer and pesticide industries from numerous manufacturers and suppliers, several of which significantly dominate their respective markets and many of which have substantially greater financial, technical, marketing and other resources than the Company. The principal competitive factors in the Company's markets are efficacy, ease of application, price, health and environmental compatibility and name recognition. Many of the Company's products generally cost more than those of their conventional chemical counterparts, and therefore the Company is generally not able to compete on pricing alone.

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

     The Company's principal competitors in the consumer chemical pesticide market are Solaris (Ortho) and Spectracide. There are several companies which manufacture and market bio-pesticides for agricultural use, including Abbott Laboratories and Novartis. Many of the large chemical pesticide companies are currently conducting research on biological pest control technology. In addition, the Company is aware that at least one dominant chemical pesticide manufacturer has introduced a limited line of alternative pest control products. There are also small biotechnology companies which are conducting research in the biological pest control area. These companies may represent significant competition in the future.

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

SEASONALITY
-----------

     Sales of the Company's products are highly seasonal, with Company shipments of fertilizers and pest controls being heavily concentrated in the winter (second fiscal quarter) and spring (third fiscal quarter). See Item 6, Management's Discussion and Analysis - Quarterly Performance.

PATENTS AND PROPRIETARY TECHNOLOGIES
------------------------------------

     The Company uses proprietary and non-proprietary technologies in its products. Non-proprietary technologies are use in the Company's traditional pesticide products sold under the Dexol(R) brand name and various private label brand names. Proprietary technologies are used in many of the Company's environmentally-oriented pest control products, microbial fertilizers and water soluble fertilizers.

     The Company seeks to protect its proprietary product technologies through a variety of means including patents, licences, trade secrets, proprietary know-how, technological innovation and customer education.

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

     As of December 1997, the Company owned 39 patents, including 20 U.S. patents, and licensed two additional U.S. patents, which expire at various times during the year from 2006 through 2012. The Company acknowledges that there can be no assurances that its owned or licensed patents will provide sufficient protection for its products or be of commercial benefit to the Company.

     The Company obtains confidentiality agreements from current Company employees, scientific consultants and potential strategic corporate partners prior to disclosing Company trade secrets and know-how. There can be no assurance that these confidentiality agreements will be honored or that such proprietary know-how or trade secrets will not be independently created by third parties.

EMPLOYEES
---------

     As of December 6, 1997, the Company had 57 employees, all of whom are full-time, located in the U.S. and Canada. Of these employees, 2 were engaged in product development, 15 in sales and marketing, 27 in distribution and material control and 13 in general administration. The Company plans to hire additional personnel as required by the needs of its business. The Company does not currently anticipate difficulties in attracting sufficient numbers of qualified employees. None of the employees are covered by collective bargaining agreements, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

     The acquisition of SRI will add approximately 75 additional employees to the Company. (See "Subsequent Event - Southern Resources, Inc." above.)

Item 2.   DESCRIPTION OF PROPERTY.
          -----------------------

     The Company leases approximately 6,000 square feet of office facilities located in Bloomington, Minnesota. In addition, the Company leases approximately 26,000 square feet of warehouse and office space in Eagan, Minnesota and approximately 32,500 square feet of office, warehouse and production facilities in Torrance, California. The Company's corporate office lease and its warehouse lease expire in September 1999 and December 2001, respectively. Its California facility lease is month to month with a six month notice requirement. A subsidiary of the Company leases approximately 13,600 square feet of office and warehouse space in a suburb of Toronto, Canada. The lease for the subsidiary's office and warehouse space expires in fiscal 2000. The Company anticipates that it will be able to renew such leases or enter into new leases on substantially similar terms. See Note 6 of Notes to Consolidated Financial Statements for annual rental commitments. The Company believes that the properties are adequately covered by insurance.

Item 3.   LEGAL PROCEEDINGS.
          -----------------

     The Company is not a party to any legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     No matters were submitted to a vote of stockholders during the quarter ended September 30, 1997.

                                    Part II


Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------

     The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: RING. The following table sets forth the high and low sales prices of the Company's common stock for the last two fiscal years as reported by Nasdaq.

                 QUARTERLY STOCK PRICES - FISCAL 1996 AND 1997

                         Sale Prices
                    ---------------------
                      High        Low
                    --------  -----------

Quarter of 1996:
     First........   $2 1/8      $1 3/8
     Second.......   $2          $1 5/8
     Third........   $2 3/4      $1 3/8
     Fourth.......   $2 3/8      $1 3/8

Quarter of 1997:
     First........   $2 1/8      $1 1/4
     Second.......   $1 7/16     $1 1/32
     Third........   $1 3/4      $1
     Fourth.......   $1 25/32    $1 1/16


HOLDERS.

     As of December 15, 1997, there were 238 holders of record of the Company's common stock, and the Company estimates there were approximately 2,200 beneficial holders at such date.

DIVIDENDS.

     The Company has not paid or declared any cash dividends in the past five years and has no intention of issuing dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------


ACQUISITION ACTIVITIES
----------------------

In March 1997, the Company acquired substantially all of the assets of Dexol Industries, Inc. ( the "Dexol acquisition"), a California based manufacturer and marketer of pesticides to the retail consumer market with annual sales of approximately $10 million. The pesticide products acquired use non-proprietary traditional chemical technology commonly availably in the lawn and garden industry. Since the acquisition, the Company has continued the business acquired as its Dexol division, which has been included in the operations of Ringer Corporation beginning on March 1, 1997, the effective date of the acquisition for accounting and reporting purposes.

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

SUBSEQUENT EVENT
----------------

On December 9, 1997, the Company completed a merger with Southern Resources, Inc. ("SRI"), a previously privately-owned Georgia-based holding company, with annual consolidated sales of approximately $25 million. SRI manufactures and markets pesticides through its subsidiary SureCo, Inc., under a variety of proprietary and private label brands names to commercial and consumer markets throughout North America. The merger will be accounted for using the pooling-of-interest method. (See Note 12 to the Company's consolidated financial statements included herein.)

RESULTS OF OPERATIONS
---------------------

The following table sets forth selected information derived from the Company's Consolidated Statements of Operations:

                                           Percentage of Net Sales
                                        For Years Ended September 30,
                                        -----------------------------
                                          1997      1996      1995
                                          -----     -----     -----
  Net sales...........................    100.0%    100.0%    100.0%
  Cost of sales.......................     54.5      52.1      49.2
                                          -----     -----     -----
  Gross margin........................     45.5      47.9      50.8

  Operating expenses:
   Distribution and warehousing.......     11.7      10.6      13.3
   Sales and marketing................     20.2      22.7      33.9
   General and administrative.........      8.8       9.1      10.2
   Research and development...........      5.2       5.1       6.9
   Amortization of intangibles........      2.4       2.7       2.7
                                          -----     -----     -----
           Total operating expenses...     48.3      50.2      67.0
                                          -----     -----     -----
  Loss before other (expense) income..     (2.8)     (2.3)    (16.2)
     Other (expense) income...........      (.1)     (1.6)       .9
                                          -----     -----     -----
  Net loss............................    (2.9)%     (3.9)%   (15.3)%
                                          =====     =====     =====

The following table sets forth the percentage of net sales represented by each of the Company's major product categories:

                              Year Ended September 30,
                              ------------------------
                                1997   1996   1995
                                ----   ----   ----
  Pest control..............     80%    70%    63%
  Fertilizer................     20     30     37


FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

Net Sales
---------

Net sales for the fiscal year ended September 30, 1997 increased by $4,147,841 or 28.3% to $18,820,625 from $14,672,784 for the previous fiscal year ended September 30, 1996. The sales increase for fiscal 1997 was primarily due to the Dexol acquisition and the inclusion of sales from the new Dexol division beginning March 1, 1997. (See "Dexol Industries, Inc" and "Acquisition Activities" above.)

Gross Margin
------------

Gross margins as a percent of sales decreased to 45.5% in fiscal 1997 compared to 47.9% in fiscal 1996. The decline in gross margin as a percent of sales was caused by the 1997 addition of Dexol products which carry a lower average gross margin compared to the Company's other products.

Operating Expenses
------------------

Distribution and warehousing expenses increased $643,689, or 41.4%, to $2,199,586 in fiscal 1997 compared to $1,555,897 in fiscal 1996 and increased as a percentage of sales in fiscal 1997 to 11.7% compared to 10.6% in fiscal 1996. The increase was due to the addition of the Dexol division warehousing function and additional direct distribution costs associated with increased sales. Sales and marketing expenses increased $481,462 or 14.4%, to $3,813,795 in fiscal 1997 compared to $3,332,333 in fiscal 1996. The increase in sales expenses was due primarily to the addition of the Dexol sales organization and increased direct selling costs associated with Dexol sales. In addition, sales and marketing expenses were favorably impacted by the reversal in fiscal 1997 of approximately $227,000 in estimated co-operative advertising expenses, which were accrued in fiscal 1996, resulting from a change in estimate based on actual utilization of co-op advertising allowances. Fiscal 1996 sales and marketing expenses were favorably impacted by the reversal of approximately $198,000 in estimated co-operative advertising expenses, which were accrued in fiscal
1995.

General and administrative expenses increased $325,730 or 24.5% to $1,656,996 in fiscal 1997 compared to $1,331,266 in fiscal 1996. The increase was due largely to the addition of Dexol division offices and administrative functions. Research and development expenses increased $223,428 or 29.8% to $972,360 in fiscal 1997 from $748,932 in fiscal 1996 primarily as a result of increased product registration and development activity related to the Dexol acquisition.

Amortization of intangible assets increased to $447,498 in fiscal 1997 compared to $402,778 in fiscal 1996. The increase was due primarily to the amortization of the additional goodwill associated with the Dexol acquisition.

Other income and expense
------------------------

Interest income decreased slightly to $72,247 in fiscal 1997 from $73,866 in fiscal 1996 due primarily to a small decline in the amount of average excess cash investments. Interest expense increased to $152,729 in fiscal 1997 from $68,250 in fiscal 1996. The increase in interest expense was due primarily to additional interest expense incurred on a long-term note payable added in 1997 in connection with the Dexol acquisition. Net royalty income decreased to $50,885 in fiscal 1997 from $87,136 in fiscal 1996 due largely to decreased royalty income on sales to foreign licensees.


FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

Net Sales
---------

Net sales for the fiscal year ended September 30, 1996 increased by $478,886, or 3.4%, to $14,672,784 from $14,193,898 for the previous fiscal year ended September 30, 1995. The sales increase for fiscal 1996 was primarily due to increased sales of Safer(R) brand pesticide products which were partially offset by lower sales of fertilizer products. Increased pesticide sales was partially due to increased retail distribution and to new product sales. Decreased fertilizer sales were largely due to microbial fertilizer sales.

Gross Margin
------------

Gross margins as a percent of sales decreased to 47.9% in fiscal 1996 compared to 50.8% in fiscal 1995. The decline in gross margin as a percent of sales was caused primarily by a continuing change in product mix to a higher proportion of newer products and new promotional combination packs which carry lower average gross margins.

Operating Expenses
------------------

Distribution and warehousing expenses decreased $330,873, or 17.5%, to $1,555,897 in fiscal 1996 compared to $1,886,770 in fiscal 1995 and decreased as a percentage of sales in fiscal 1996 to 10.6% compared to 13.3% in fiscal 1995. The decrease as a percentage of sales in fiscal 1996 compared to fiscal 1995 was primarily due to lower freight and outside distribution costs resulting from consolidation of distribution processes and reduced freight rates. Sales and marketing expenses decreased $1,478,315, or 30.7%, to $3,332,333 in fiscal 1996 compared to $4,810,648 in fiscal 1995 and decreased as a percentage of sales to 22.7% in fiscal 1996 from 33.9% in fiscal 1995. The decrease in sales expenses was due largely to staffing reductions, offset in part by increased commissions incurred from expanded utilization of manufacturer representative organizations and to lower advertising expenses.
In addition, sales and marketing expenses were favorably impacted by the reversal in fiscal 1996 of approximately $198,000 in estimated co-operative advertising expenses, which were accrued in fiscal 1995, resulting from a change in estimate based on actual utilization of co-op advertising allowances. General and administrative expenses decreased $113,844, or 7.9%, to $1,331,266 in fiscal 1996 compared to $1,445,110 in fiscal 1995 and decreased as a percentage of sales to 9.1% in fiscal 1996 from 10.2% in fiscal 1995. The decrease was due largely to reduced facility rental costs resulting from the sublease of approximately half of the Company's former office facility. Research and development expenses decreased $232,563, or 23.7% to $748,932 in fiscal 1996 from $981,495 in fiscal 1995. The decrease was largely due to lower product registration costs resulting from discontinued registrations on certain products no longer being sold. Amortization of intangible assets increased to $402,778 in fiscal 1996 compared to $379,358 in fiscal 1995. The increase was due primarily to multi-year foreign product registrations obtained in fiscal 1996 which are being amortized over the life of the registrations.

Other income and expense
------------------------

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

INCOME TAXES
------------

Income tax benefits of net deferred tax assets have been offset by valuation allowances for the years ended September 30, 1997, 1996 and 1995 because it is more likely than not that the tax benefits, which can not be carried back, could not be realized in future periods.

At September 30, 1997, the Company has approximately $23.2 million in combined U.S. net operating loss carry forwards for federal income tax purposes. These loss carry forwards expire between 1998 and 2013. Of the total, approximately $4.1 million are U.S. net operating loss carryforwards of Safer, Inc., the Company's wholly owned subsidiary. The use of the unexpired net operating loss carryforwards of Ringer which were generated prior to September 1990, totaling approximately $10.2 million, are restricted to $2,025,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's initial public offering. The use of net operating loss carryforwards of Ringer generated after the ownership change are not restricted. The use of the net operating losses of Safer, Inc. are limited to approximately $700,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's acquisition of Safer, Inc. in January 1991. At September 30, 1997, the Company has approximately $565,000 of net operating loss carryforwards in Canada which expire between 1999 and 2002.

QUARTERLY PERFORMANCE
---------------------

The following table sets forth a summary of quarterly results for the past two fiscal years in order to show the highly seasonal pattern of the Company's
business and quarterly fluctuations in sales and earnings or losses.   This
information is unaudited but contains all adjustments, consisting of normal recurring accruals, which the Company believes are necessary for a fair presentation.


                                    Fiscal 1996                           Fiscal 1997
                                 Three months ended                    Three months ended
                        -----------------------------------   --------------------------------------
                                     (In thousands, except income (loss) per share data)
                         Dec 31   Mar 31   June 30  Sept 30   Dec 31    Mar 31     June 30   Sept 30
                        --------  -------  -------  --------  -------  ---------  ---------  --------

Net sales.............  $ 3,636   $ 5,613  $ 4,005  $ 1,419   $ 3,481   $ 4,839    $ 7,358   $ 3,143
Gross profit..........    1,850     2,878    1,709      588     1,774     2,243      3,443     1,105
Operating expenses....    1,921     2,383    1,619    1,448     1,748      2283      3,205     1,854
Income (loss) before
  other income
  (expense)...........      (71)      495       90     (860)       26       (40)       238      (749)

Other income
  (expense)...........       19        12       14     (267)       34       (14)       (54)       13
Net income (loss).....  $   (52)  $   507  $   104  $(1,127)  $    60       (54)   $   184   $  (736)

Income (loss)
per share.............    $(.00)     $.05     $.01    $(.10)     $.01     $(.00)      $.02     $(.06)

Average common and
  common equivalent
  shares outstanding..   10,922    10,923   10,931   10,922    10,922    10,934     12,175    12,182

SEASONAL FACTORS AFFECTING OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically the Company's cash and working capital needs have been provided through public and private equity offerings as well as seasonal bank lines of credit. The Company relies on a bank line of credit to finance its seasonal working capital needs resulting from the build up of inventory and receivables during the second and third quarters of each year. Consistent with the Company's seasonal operations, the Company's outstanding borrowings under its bank line is the greatest during the third quarter of each year.

On May 2, 1997, the Company secured a three-year, $25 million revolving credit facility from GE Capital Services, which replaced a $5,000,000 bank line of credit from a previous lender. (See Note 5 to consolidated financial statements herein.) Borrowings under the facility are limited to a borrowing base of 85% of eligible receivables and 50% of eligible inventory, as defined in the credit agreement. Management believes that this line of credit will meet the Company's seasonal working capital requirements for fiscal 1998. In 1997, the Company's maximum borrowings from its bank line of credit were $2,436,527 compared to maximum borrowings of $3,405,417 in fiscal 1996. There are no outstanding borrowings under the line of credit as of September 30, 1997.

Management believes that working capital of $5.1 million at September 30, 1997, together with seasonal bank lines of credit, will be sufficient to fund its operations through at least fiscal 1998.

In fiscal 1997, cash and cash equivalents decreased $24,487 to $3,264,294 from $3,288,781 at September 30, 1996. The decrease resulted primarily from cash used in investing activities of $255,863 which was largely offset by cash provided from operating activities of $116,605 and cash provided from financing activities of $111,905. Cash used in investing activities was primarily used to purchase property and equipment of $140,008, to pay expenses relating the Dexol acquisition of $82,343 and to invest in patent and trademark applications and other intangible assets of $42,401, partially offset by proceeds from the sale of fixed assets of $8,889. The $116,605 provided by operating activities was primarily the result of reductions to receivables and inventory of $1,605,348 and $873,900, respectively, offset in part by reductions in accounts payable and accrued expenses of $2,150,758 and 195,638, respectively. The cash provided by financing activities was primarily the result of cash received in the Dexol acquisition of $124,073 partially offset by payments of $12,168 on long-term debt.

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

There are no commitments for capital expenditures in fiscal 1998. The Company's bank line of credit agreement limits the Company to capital asset purchases to not more than $300,000 per year during the term of the credit agreement ending May 2, 2000.

EFFECTS OF INFLATION
--------------------

The Company believes that, during the periods discussed above, inflation has not had a material impact on the Company's business.

ACCOUNTING PRONOUNCEMENTS
-------------------------

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue using the "intrinsic value method" of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for the measurement and recognition of stock-based transactions with employees. Accordingly, no compensation costs have been recognized for stock options issued under the Company's stock option plans because the exercise price of options granted was equal to the fair value of the Company's common stock on the date of grant. See "Stock Based Compensation" under Note 7 to the consolidated financial statements included herein.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In February 1997, Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued which is required to be adopted for the quarter ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options, stock warrants and convertible securities will be excluded from basic earnings per share. The calculation of diluted earnings per share will remain similar to the current method. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

YEAR 2000 CONCERNS
------------------

The Company has reviewed its computer systems for year 2000 compliance issues and has determined that implementations of new software and computer equipment are required in certain areas. The Company is in the process of implementing these computer systems changes to be year 2000 compliant. Management believes that the implementation of new hardware and software required to be year 2000 compliant will not have a material adverse impact on the Company's future operating results.

FORWARD LOOKING INFORMATION
---------------------------

The information contained in this Annual Report includes forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including demand from major customers, competition, changes in product or customer mix or revenues, and changes in product costs and operating expenses, and other factors disclosed throughout this Annual Report and the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and uncertainties that may affect the Company's financial condition and results of operations.

Item 7.     FINANCIAL STATEMENTS.
            --------------------

The following consolidated financial statements are included as a separate section following the signature page to this Form 10-KSB:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report.........................................        25

Consolidated Balance Sheets as of
  September 30, 1997 and 1996........................................        26

Consolidated Statements of Operations for the years ended
  September 30, 1997, 1996 and 1995..................................        27

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 1997, 1996 and 1995..................................        28

Consolidated Statements of Cash Flows for the years ended
  September 30, 1997, 1996 and 1995..................................        29

Notes to Consolidated Financial Statements...........................  30 to 39


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

         None.

                                    PART III


Item 9.  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
         -------------------------------------------------------

       The information set forth under the heading "ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before January 28, 1998 (the "Proxy Statement") is hereby incorporated by reference.

Item 10.  EXECUTIVE COMPENSATION.
          ----------------------

       The information set forth under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement referred to in Item 9 above is hereby incorporated by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

       The information set forth under the heading "PRINCIPAL SHAREHOLDERS" in the Proxy Statement referred to in Item 9 above is hereby incorporated by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

       The information set forth under the heading "CERTAIN TRANSACTIONS" in the Proxy Statement referred to in Item 9 above is hereby incorporated by reference.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

a.        Listing of Exhibits
          -------------------

Exhibit
Number      Description
------      -----------

  2.1 Agreement for Purchase and Sale of Assets by and between Dexol Industries, Inc. and Ringer Corporation (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed April 15, 1997, SEC File No. 33-36205-C).

  2.2 Amended and Restated Agreement and Plan of Merger between Southern Resources, Inc. Inc. and Ringer Corporation (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on or about December 23, 1997, SEC File No. 33-36205-C).

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

*10.1 1986 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, SEC File No. 33-37806).

*10.2 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993, SEC File No. 0-18921).

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

*10.5 Employment Agreement between the Company and Stanley Goldberg dated September 13, 1992 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, SEC File No. 0-18921).

 10.6 Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997 (incorporated by reference to Exhibit
          10.6 of the Company's Quarterly Report on Form 10-QSB for the third fiscal quarter ended June 30, 1997, SEC File No. 0-18921).

 10.7 Stock Subscription Warrant between the Company and Robert W. Fischer Co., Inc. dated July 18, 1990 (incorporated by reference to Exhibit
          10.16 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

 10.8 Cross-Licensing and Joint Licensing/Sale Agreement between Ringer Corporation and Mycogen Corporation, dated May 31, 1994 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

 10.9 Patent License Agreement between Ringer Corporation, Mycogen Corporation and Monsanto Company, dated June 29, 1994 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File
          No. 0-18921).

*10.10 Ringer Corporation 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)

 21.1     Subsidiaries of the Registrant.

 23.1     Consent of Deloitte & Touche LLP.

 24.1     Power of Attorney.

 27.1     Financial Data Schedule

    *  Management contract or compensation plan or arrangement.

   See Exhibit Index and Exhibits attached as a separate section of this report.


b.   Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed for the quarter ended September 30, 1997.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RINGER CORPORATION

                                 By  /S/ Stanley Goldberg
                                   ----------------------
                                      Stanley Goldberg
                                      President & CEO



Dated:   December 23, 1997

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Name                            Title                             Date
      ----                            -----                             ----
/S/ Stanley Goldberg       Chairman, President, CEO and Director     December 23, 1997
-----------------------
Stanley Goldberg           (principal executive officer)


/S/ Mark G. Eisenschenk    Chief Financial Officer                   December 23, 1997
-----------------------
Mark G. Eisenschenk        (principal financial officer)


 /S/ Joseph R. Price       Vice President, Finance                   December 23, 1997
--------------------
Joseph R. Price            (principal accounting officer)


Gordon F. Stofer *         Chairman of the Board and Director

Robert W. Fischer *        Director

Donald E. Lovness *        Director

Dr. Franklin Pass *        Director

John F. Hetterick *        Director

Frederick F. Yanni, Jr. *  Director

Richard Mayo *             Director

*  /S/ Stanley Goldberg    Attorney-in-fact                          December 23, 1997
  ---------------------
 Stanley Goldberg


                       RINGER CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Independent Auditors' Report.........................................     25

Consolidated Balance Sheets as of
  September 30, 1997 and 1996........................................     26

Consolidated Statements of Operations for the years ended
  September 30, 1997, 1996 and 1995..................................     27

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 1997, 1996 and 1995..................................     28

Consolidated Statements of Cash Flows for the years ended
  September 30, 1997, 1996 and 1995..................................     29

Notes to Consolidated Financial Statements...........................  30 to 39

INDEPENDENT AUDITORS' REPORT
----------------------------


Board of Directors and Stockholders
Ringer Corporation
Bloomington, Minnesota

We have audited the accompanying consolidated balance sheets of Ringer Corporation and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ringer Corporation and subsidiary as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 5, 1997 (December 9, 1997 as to Note 12)

RINGER CORPORATION AND SUBSIDIARY
---------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------

                                                                                 September 30
                                                                          ---------------------------
                                                                              1997          1996
                                                                          ------------  -------------
ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                                                $ 3,264,294   $  3,288,781
 Trade accounts receivable, less allowance for doubtful
   accounts of $134,000 and $126,000, respectively                          1,153,271        992,198
 Inventories (Note 3)                                                       2,805,661      1,519,692
 Prepaid expenses                                                             221,186        133,746
                                                                          -----------   ------------
    Total current assets                                                    7,444,412      5,934,417

PROPERTY AND EQUIPMENT, net (Note 4)                                          430,138        238,297

INTANGIBLE ASSETS, at cost, less accumulated amortization
 of $2,713,002 and $2,264,349, respectively (Note 1)                        6,653,501      5,297,329
OTHER ASSETS                                                                   87,044
                                                                          -----------    -----------
                                                                          $14,615,095    $11,470,043
                                                                          ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                        $ 1,273,570    $   651,546
  Accrued expenses:
    Co-op advertising                                                         280,475        319,691
    Other accrued expenses                                                    807,449        559,908
    Current portion of long-term debt                                          23,207
                                                                          -----------   ------------
      Total current liabilities                                             2,384,701      1,531,145

LONG-TERM DEBT (Note 6)                                                     1,458,799

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 7):
  Preferred stock, undesignated, par value $.01
    per share, authorized 5,000,000 shares,
    no shares issued and outstanding
  Common stock, par value $.01 per share, authorized
    25,000,000 shares, issued and outstanding
    12,181,270 and 10,921,930 shares, respectively                           121,813         109,219
  Additional paid-in capital                                              33,683,587      32,036,675
  Notes receivable from sale of common stock to officers (Note 10)          (262,500)
  Accumulated deficit                                                    (22,613,212)    (22,067,276)
  Cumulative translation adjustment                                         (158,093)       (139,720)
                                                                          -----------   ------------
                                                                           10,771,595      9,938,898
                                                                          -----------   ------------
                                                                          $14,615,095   $ 11,470,043
                                                                          ===========    ===========

See notes to consolidated financial statements.

RINGER CORPORATION AND SUBSIDIARY
---------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------

                                                      Year Ended September 30
                                             ----------------------------------------
                                                 1997          1996          1995
                                             ------------  ------------  ------------
NET SALES                                     $18,820,625   $14,672,784   $14,193,898

COST OF GOODS SOLD                             10,255,353     7,647,293     6,990,175
                                             ------------  ------------  ------------
  Gross profit                                  8,565,272     7,025,491     7,203,723

OPERATING EXPENSES:
  Distribution and warehousing                  2,199,586     1,555,897     1,886,770
  Sales and marketing                           3,813,795     3,332,333     4,810,648
  General and administrative                    1,656,996     1,331,266     1,445,110
  Research and development                        972,360       748,932       981,495
  Amortization of intangibles                     447,498       402,778       379,358
                                             ------------  ------------  ------------
                                                9,090,235     7,371,206     9,503,381
                                             ------------  ------------  ------------
    Loss before other
      (expense) income                           (524,963)     (345,715)   (2,299,658)

OTHER  (EXPENSE) INCOME:
  Interest income                                  72,247        73,866        83,030
  Interest expense                               (152,729)      (68,250)      (66,690)
  Royalties, net (Note 6)                          50,885        87,136       106,352
  Other income (expense), net                       8,624        (2,385)        3,862
  Abandoned acquisition expenses (Note 2)                      (312,771)
                                             ------------  ------------  ------------
                                                  (20,973)     (222,404)      126,554
                                             ------------  ------------  ------------

NET LOSS                                      $  (545,936)  $  (568,119)  $(2,173,104)
                                             ============  ============  ============
NET LOSS PER WEIGHTED
  AVERAGE COMMON SHARE                              ($.05)        ($.05)        ($.20)
                                             ============  ============  ============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                            11,540,885    10,921,930    10,897,704
                                             ============  ============  ============

See notes to consolidated financial statements.

RINGER CORPORATION AND SUBSIDIARY
---------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------

                                           Common Stock
                                      --------------------  Additional    Receivables                  Cumulative
                                      Number of               paid-in      from sale     Accumulated   translation
                                        shares     Amount     capital      of stock        deficit      adjustment      Total
                                      ----------  --------  -----------  ------------  -------------  ------------  -----------
BALANCE AT SEPTEMBER 30, 1994         10,786,013  $107,860  $31,835,805                $(19,326,053)  $  (131,619)  $12,485,993

  Issuance of common stock in
    connection with the
    purchase of Oxygen Plus              125,000     1,250      186,250                                                 187,500
  Issuance of common stock upon
    exercise of stock options                917         9        1,595                                                   1,604
  Issuance of common stock as
    non-cash compensation to officer      10,000       100       13,025                                                  13,125
  Foreign currency translation
    adjustments                                                                                             5,188         5,188
  Net loss                                                                               (2,173,104)                 (2,173,104)
                                      ----------  --------  -----------  ------------  ------------   -----------   -----------

BALANCE AT SEPTEMBER 30, 1995         10,921,930   109,219   32,036,675                 (21,499,157)     (126,431)   10,520,306

  Foreign currency translation
    adjustments                                                                                           (13,289)      (13,289)
  Net loss                                                                                 (568,119)                   (568,119)
                                      ----------  --------  -----------  ------------  ------------   -----------   -----------

BALANCE AT SEPTEMBER 30, 1996         10,921,930   109,219   32,036,675                 (22,067,276)     (139,720)    9,938,898

  Issuance of common stock in
    connection with the purchase
    of Dexol                           1,059,340    10,594    1,386,412                                               1,397,006
  Issuance of common stock upon
    sale of stock to officers            200,000     2,000      260,500  $   (262,500)                                       --
  Foreign currency translation
    adjustments                                                                                           (18,373)      (18,373)
  Net loss                                                                                 (545,936)                   (545,936)
                                      ----------  --------  -----------  ------------  ------------   -----------   -----------
BALANCE AT SEPTEMBER 30, 1997         12,181,270  $121,813  $33,683,587  $   (262,500) $(22,613,212)  $  (158,093)  $10,771,595
                                      ==========  ========  ===========  ============  ============   ===========   ===========

See notes to consolidated financial statements.

RINGER CORPORATION AND SUBSIDIARY
---------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 10)
-----------------------------------------------

                                                         Year ended September 30
                                                 ---------------------------------------
                                                     1997         1996          1995
                                                 ------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $  (545,936)  $ (568,119)  $(2,173,104)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                    616,079      514,940       519,928
    Write-off of intangible assets                    76,085        1,312        42,564
    Stock issued as compensation for services                      13,125
    Income from investment in joint venture          (10,078)      (4,356)
    (Gain) loss on sale of property
      and equipment                                       29      (11,449)       (5,786)
    (Increase) decrease in assets:
       Trade accounts receivable                   1,605,348      205,861       313,494
       Inventories                                   873,900      502,224      (748,040)
       Prepaid expenses                             (152,426)       3,349        90,174
    Increase (decrease) in liabilities:
       Accounts payable                           (2,150,758)    (194,464)      331,887
       Accrued expenses                             (195,638)     249,746       (24,724)
                                                 -----------   ----------   -----------
         Net cash provided by (used in)
           operating activities                      116,605      699,044    (1,640,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (140,008)     (60,681)     (101,536)
  Purchase of intangible assets                      (42,401)    (118,674)      106,288)
  Proceeds from sale of property and equipment         8,889       20,849        24,958
  Net cash paid relating to acquisition of Dexol     (82,343)
  Net cash paid relating to acquisition of
    Oxygen Plus                                     (257,660)
                                                 -----------   ----------   -----------
      Net cash used in investing activities         (255,863)    (158,506)     (440,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received in Dexol acquisition                 124,073
  Proceeds from issuance of common stock               1,604
  Principal payments on long-term debt               (12,168)                    (3,667)
                                                 -----------   ----------   -----------
      Net cash provided by (used in)
        financing activities                         111,905                     (2,063)

Effect of exchange rate changes on cash                2,866       (8,134)       (8,175)
                                                 -----------   ----------   -----------
(Decrease) increase in cash and cash
  equivalents                                        (24,487)     532,404    (2,091,246)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF YEAR                                3,288,781    2,756,377     4,847,623
                                                 -----------   ----------   -----------
  END OF YEAR                                    $ 3,264,294   $3,288,781   $ 2,756,377
                                                 ===========   ==========   ===========

See notes to consolidated financial statements.

RINGER CORPORATION AND SUBSIDIARY
---------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
------------------------------------------------------  -

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - The Company develops, manufactures and markets pesticide and fertilizer products for the retail and commercial lawn, garden and turf management markets. Products are sold under several nationally recognized brand names and a variety private labels.

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

     Concentration of credit risks - The percentage of consolidated net sales in fiscal 1997 to U.S. retail and commercial markets totaled 87.3% and 2.5%, respectively. The percentage of consolidated net sales in fiscal 1996 to U.S. retail and commercial markets totaled 79.3% and 4.4%, respectively. The percentage of consolidated net sales in fiscal 1995 to U.S. retail and commercial markets totaled 81.0% and 5.1%, respectively. The remaining percentage of consolidated net sales in fiscal 1997, 1996 and 1995 of 10.2%, 16.3% and 13.9%, respectively, represent foreign sales, primarily in Canada. In fiscal 1997, 1996 and 1995, sales to one U.S. retail customer accounted for 12.8%, 15.3% and 14.5%, respectively, of consolidated net sales while sales during the same periods to one distributor that resells to retailers accounted for 8.0%, 14.8% and 12.4%, respectively, of consolidated net sales.

     Cash and cash equivalents - Cash and cash equivalents include cash on hand and in banks and money market funds with maturities of three months or less when acquired.

     Fair value of financial instruments - The estimated fair values of financial instruments approximate their carrying amounts in the consolidated balance sheets.

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

     Change in estimates - Fiscal 1997 and 1996 includes the reversal of approximately $227,000 and $198,000, respectively, in estimated co-op advertising expenses, which were accrued in the previous fiscal year, resulting from a change in estimate based on actual utilization of co-op advertising allowances.

2.   ACQUISITIONS

     Acquisition of the assets of Plant Research Laboratories - On December 1, 1994, the Company issued 125,000 shares of its common stock with a fair market value of $187,500 at December 1, 1994 and paid cash of $257,660 to acquire substantially all of the assets of Plant Research Laboratories ("PRL"), a California based developer and marketer of water soluble fertilizers for the indoor houseplant and outdoor lawn and garden markets. The acquisition was accounted for using the purchase method using a combination of cash and the issuance of common stock. The products, marketed under the Oxygen Plus(R) brand name, were previously sold by PRL primarily in the western United States. The historical annual sales of Oxygen Plus were less than one million dollars. The 1995 pro forma impact on net loss and net loss per share is immaterial.

     Abandoned Acquisition Expenses - On May 30, 1996, the Company entered into a letter of intent to acquire all outstanding stock of The Chas. H. Lilly Company ("Lilly"), a Portland based developer and marketer of lawn and garden fertilizers, pesticides and packet seeds. On December 12, 1996, the Company announced that it elected to discontinue efforts to acquire Lilly. Accordingly, the costs associated with this acquisition attempt, which amounted to $312,771, have been charged to expense in the accompanying fiscal 1996 Consolidated Statement of Operations and are included in other expense.

     Acquisition of the assets of Dexol - In March 1997, the Company completed the acquisition of substantially all of the assets of Dexol Industries, Inc., a California based manufacturer and marketer of home and garden pesticides sold under the Dexol(R) and various private label brand names, for an aggregate purchase price of $3,012,790 (the "Dexol acquisition"). The purchase price was comprised of the issuance of 1,059,340 shares of the Company's restricted common stock valued at $1,397,006, the issuance of a promissory note to Dexol Industries, Inc. with a principal amount of $1,477,000 bearing simple interest at an annual rate of prime plus 3/4% and estimated transaction costs of $138,785 and a performance based earnout of up to $455,000 if certain contingencies are achieved.

     The Dexol acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over estimated fair market value of net assets acquired ("goodwill") of approximately $1,915,000 is being amortized on a straight-line basis over twenty years. Since the acquisition, the Company has operated the acquired business as its Dexol division and has continued marketing Dexol products. Dexol division operations are included in the Company's consolidated statements of operations from the effective date of the acquisition of March 1, 1997.

     The following unaudited pro forma condensed statement of operations combines the results of operations of Ringer Corporation and Dexol Industries, Inc. as if the acquisition had occurred on October 1, 1995. The pro forma financial information is provided for illustrative purposes only and are not necessarily indicative of future results of operations of the Company or of the results of operations that would actually have occurred had the acquisition been in effect during the periods presented. A balance sheet in not presented because the acquisition has been reflected in the Company's balance sheet herein.

                                     Year Ended September 30,
                                           (unaudited)
                                     ------------------------
                                       1997             1996
                                     -------          -------
            Net sales                $21,793          $27,392
            Net (loss)               $(1,128)         $(1,480)
                                     =======          =======

            Net (loss) per share       $(.09)           $(.12)
                                     =======          =======


3.   INVENTORIES

     Inventories consist of the following:

                                               September 30
                                         ------------------------
                                            1997          1996
                                         ----------    ----------
            Raw materials                $1,697,454    $  726,099
            Finished goods                1,108,207       793,593
                                         ----------    ----------
                                         $2,805,661    $1,519,692
                                         ==========    ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                       September 30
                                                 -------------------------
                                                    1997           1996
                                                 ----------     ----------
            Office furniture and equipment       $  680,454     $  791,464
            Machinery and equipment                 801,974        786,442
            Leasehold improvements                   45,798          8,091
            Transportation equipment                  6,400          6,400
                                                 ----------     ----------
                                                  1,534,626      1,592,397
          Less accumulated depreciation          (1,104,488)    (1,354,100)
                                                 ----------     ----------
                                                 $  430,138     $  238,297
                                                 ==========     ==========

5.   LINE OF CREDIT

     On May 2, 1997, the Company secured a three-year, $25 million revolving credit facility from GE Capital Services, which replaced a $5,000,000 bank line of credit from a previous lender. The facility is intended to meet seasonal working capital needs of up to approximately $5,000,000 and to provide financing for future business acquisitions. The credit facility is secured by substantially all of the assets of the Company and its subsidiary. Borrowings under the facility are limited to a borrowing base of 85% of eligible receivables and 50% of eligible inventory, as defined in the credit agreement. Interest is at an Index Rate (published rate for 30-day dealer-placed high-graded unsecured commercial paper) plus 3 1/4 percentage points (9.0% at September 30, 1997). The Company is required to pay a commitment fee of 3/8% on any unused portion of the line. Management believes that this line of credit will meet the Company's seasonal working capital requirements for fiscal 1998. There are no outstanding borrowings under the line of credit as of September 30, 1997.

     The Company's line of credit contains provisions which require the Company to maintain certain minimum levels of Borrowing Base availability and tangible net worth. In addition, there are restrictions on the amount of fixed assets that may be purchased during a loan year.

6.   LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

     Long-Term Debt - Long-term debt at September 30, 1997 consists of a note payable to Dexol Industries, Inc. and a capital lease obligation, less current maturities which are classified as currently liabilities. The note payable and capital lease obligation have carrying values equal to estimated fair values.

     The note payable has a principal amount of $1,465,800 at September 30, 1997 and bears simple interest at prime plus 3/4% per annum (9.25% at September 30, 1997). Current maturities total $19,200. The note requires payments of $1,600 per month plus accrued interest with a balloon payment of the remaining principal and interest in December 2000. Yearly principal maturities under the note for its term are $19,200, $19,200, 19,200 and $1,408,202 for the fiscal years of 1998, 1999, 2000 and 2001, respectively.

     The capital lease obligation totals $16, 206 at September 30, 1997 and bears implicit interest at an annual rate of 5.4%. Current maturities total $4,007. Future yearly principal payments under the capital lease obligation are $4,007, $4,228, $4,463 and $3,508 for the fiscal years of 1998, 1999,
     2000 and 2,001, respectively.

     Operating Leases - The Company leases office and warehouse space and various vehicles and equipment under noncancellable operating leases. In addition to minimum lease payments, these leases require the Company to pay its proportionate share of real estate taxes, special assessments and maintenance costs. The lease on the Company's corporate offices expires in September 1999. The lease on the Company's warehouse facility expires in December 2001. The Company is also required to carry liability insurance on the premises.

     Costs incurred under operating leases are recorded as rent expense and totaled $344,587, $220,176 and $290,343 for the years ended September 30, 1997, 1996 and 1995, respectively.

     Future minimum operating lease payments - The future minimum lease payments due under non-cancellable operating leases are as follows:

                                        Operating
                                         Leases
                                        ---------
           Year ending September 30:
                1998                     $208,719
                1999                      184,644
                2000                      118,391
                2001                      112,623
                2002                       28,669
           Thereafter                          --
                                         --------
           Total minimum obligation      $653,046
                                         ========

     Royalty agreements - The Company has paid royalties for the use of technologies licensed under two agreements entered into in connection with the acquisition of a water soluble fertilizer product line on December 1, 1994. The licenses calls for royalty payments of from 2% to 5% of the net selling price of applicable water soluble fertilizers. Payments under the agreements terminate in 1999 and 2011. Royalty expense incurred under these agreements totaled $34,411, $18,197 and $23,786 for the years ended September 30, 1997, 1996 and 1995, respectively.

     Royalty income of $85,296, $105,333 and $130,138 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively, was generated by the Company through licensing pesticide technologies to certain foreign and commercial pesticide distributors for a royalty fee.

     Contingencies
     -------------

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

7.   STOCKHOLDERS' EQUITY

     Preferred stock - The Board of Directors of the Company is authorized to issue preferred stock or other senior equity securities in one or more series, and with certain limitations, to determine preferences as to dividends, liquidation, conversion and redemption.

     Stock warrants - As of September 30, 1997, a total of 1,000 shares of common stock were reserved for currently exercisable outstanding warrants described below.

                                             Warrant
               Expiration                    Shares         Exercise Price
           ------------------               ---------       --------------
           September 20, 1998                 1,000              $2.00

     1996 Incentive and Stock Option Plan - The 1996 Incentive and Stock Option Plan was adopted by the board of directors on November 25, 1996 and approved by shareholders at the Company's annual shareholder meeting on February 18, 1997. A total of 500,000 shares of the Company's common stock were initially reserved for issuance pursuant to the exercise of options granted under the plan.

     Under the terms of the 1996 Incentive and Stock Option plan, options to purchase shares of the Company's common stock are granted at a price not less than 100% of the fair market value of the stock at the date of grant. Options have a vesting period of from three to five years and expire ten years from the date of grant. Options become fully vested upon the occurrence of a change in control, as defined. The weighted average remaining contractual life of the outstanding options at September 30, 1997 is 9.1 years. Activity under the plan is as follows:

                                                            Average
                                        Option           Exercise Price
                                        Shares             Per Share
                                      ----------         --------------
     Balance, September 30, 1996            -0-
          Granted                        61,600              $1.88
          Revalued (*)                                        (.57)
          Canceled                      (16,100)              1.31(*)
                                        -------

     Balance, September 30, 1997
       (at $1.31 per share)              45,500              $1.31(*)
                                        =======

     Exercisable, September 30, 1997     12,938              $1.31
                                        =======

     (*)    On April 29, 1997, the board of directors approved amendments to all outstanding stock options to reduce the exercise price of each option to $1.31 per share. Accordingly, options outstanding on that date which were previously issued under the 1996 Plan for the purchase of up to 61,600 shares of the Company's common stock were amended to reduce the option exercise price from $1.88 per share to $1.31 per share.

     1986 Employee Incentive Stock Option Plan - The 1986 Employee Incentive Stock Option Plan terminated according to its terms on September 17, 1996. After this date no further stock options may be granted under the Plan although previously granted options remain outstanding and exercisable under the terms of each option. At September 30, 1997, the Company had reserved a total of 654,843 shares of common stock for issuance upon the exercise of outstanding options previously granted under the Plan.

     Under the terms of the 1986 Employee Incentive Stock Option plan, options to purchase shares of the Company's common stock were granted at a price not less than 100% of the fair market value of the stock at the date of grant. Options have a vesting period of from three to five years and expire ten years from the date of grant. The weighted average remaining contractual life of the outstanding options at September 30, 1997 is

     6.5 years. Options become fully vested upon the occurrence of a change in control, as defined. Activity under the plan is as follows:

                                                                                 Average
                                                                   Option    Exercise Price
                                                                   Shares       Per Share
                                                                  ---------  ---------------
     Balance, September 30, 1994 (at $1.75 to $3.25 per share)     488,444            $2.32
          Granted                                                  512,050             1.98
          Canceled                                                (132,247)            2.34
          Exercised                                                   (917)            1.75
                                                                  --------

     Balance, September 30, 1995 (at $1.75 to $2.70 per share)     867,330             2.13
          Granted                                                   28,500             1.58
          Canceled                                                 (62,762)            1.98
                                                                  --------

     Balance, September 30, 1996 (at $1.50 to $2.70 per share)     833,068             2.11
          Revalued (*)                                                                 (.72)
          Canceled                                                (178,225)            2.39
                                                                  --------

     Balance, September 30, 1997 (at $1.31 per share)              654,843            $1.31(*)
                                                                  ========

     Exercisable, September 30, 1997                               409,202            $1.31
                                                                  ========

     (*)    On April 29, 1997, the board of directors approved amendments to all outstanding stock options to reduce the exercise price of each option to $1.31 per share. Accordingly, options outstanding on that date which were previously issued under the 1986 Plan for the purchase of up to 660,201 shares of the Company's common stock were amended to reduce the option exercise price from an average of $1.88 per share (ranging from $1.50 to $2.13 per share) to $1.31 per share.

     Stock Option Plan for Non-Employee Directors - The Company has reserved 200,000 shares of the Company's common stock for issuance upon the exercise of stock options granted under the Stock Option Plan for Non-Employee Directors.

     Under provisions of the Plan, non-employee directors are granted, upon election or appointment as a director of the Company, options for the purchase of 10,000 shares of the Company's common stock. In addition, non-employee directors receive, on the first day of each fiscal year while the director remains in office, options to purchase 5,000 shares of the Company's common stock. The exercise price of options granted under the Plan is 100% of the fair market value of the Company's common stock on the date of grant. Options are immediately exercisable in full and may be exercised within five years of the date of grant. The weighted average remaining contractual life of the outstanding options at September 30, 1997 is 2.3 years. Activity under the plan is as follows:

                                                 Average
                                     Option   exercise price
                                     Shares     per share
                                    --------  --------------
     Balance, September 30, 1994      55,000      $2.01
     Granted                          30,000       2.13

     Balance, September 30, 1995      85,000       2.05
     Granted                          30,000       2.13

     Balance, September 30, 1996     115,000       2.07
     Granted                          40,000       1.88
     Revalued (*)                                  (.71)

     Balance, September 30, 1997     155,000      $1.31(*)
                                    ========

     (*)    On April 29, 1997, the board of directors approved amendments to all outstanding stock options to reduce the exercise price of each option to $1.31 per share. Accordingly, options outstanding on that date which were previously issued under the Plan for the purchase of up to 155,000 shares of the Company's common stock were amended to reduce the option exercise price from an average of $2.03 per share (ranging from $1.56 to $2.13 per share) to $1.31 per share.

     Sale of Common Stock to Officers - In exchange for full-recourse promissory notes and the cancellation of certain incentive stock options, in April 1997 the company sold, subject to shareholder approval, 200,000 shares of its unregistered, restricted common stock to two executive officers at a price of $1.3125 per share. The promissory notes are secured by the stock purchased. Under certain circumstances, the Company will provide bonuses to the two executives sufficient to pay the annual debt service requirements of the promissory notes, which have terms of three and five years. The Company has recognized compensation expense relative to this matter in the amount of $39,438 for the fiscal year ended September 30, 1997.

     Stock Based Compensation - In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue using the "intrinsic value method" of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for the measurement and recognition of stock-based transactions with employees. Accordingly, no compensation costs have been recognized for stock options issued under the Company's stock option plans because the exercise price of options granted was equal to the fair value of the Company's common stock on the date of grant. If compensation cost for Company stock options plans had been determined and recognized based on the "fair value method" under SFAS 123, the Company's net loss and net loss per share would have been as follows:


                                        1997        1996
                                     ----------  ----------
            Net loss:
              As reported            $(545,936)  $(568,119)
              Pro forma              $(571,433)  $(593,619)
              Pro forma per share    $    (.05)  $    (.05)

     The fair value of options granted under the Company stock options plans during fiscal 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

                                            1997      1996
                                          --------  --------
          Dividend yield                        0         0
          Expected volatility               41.48%    41.48%
          Risk-free interest rate            6.55%     6.55%
          Expected life of options        4 years   4 years
          Average fair value per share
            on date of grant               $ 1.31    $ 1.84

8.   PROFIT SHARING PLAN

     The Company has a defined contribution plan which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan providing they have attained the age of twenty-one and have completed thirty days of service. Participants may contribute up to 10% of their earnings. The Company can also make matching contributions, as determined by the Board of Directors. The Company may also make discretionary profit sharing contributions to the Plan as determined by the Board of Directors. The Company made employer 401(k) matching contributions of $44,996, $37,607 and none for the years ended September 30, 1997, 1996 and 1995, respectively. There were no employer discretionary profit sharing contributions for the years ended September 30, 1997, 1996 and 1995.

9.   INCOME TAXES

     The Company accounts for income taxes as required by Statement of Financial Standards No. 109, "Accounting for Income Taxes". The Statement requires recognition of deferred assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Net deferred tax assets have been offset by valuation allowances for the years ended September 30, 1997, 1996 and 1995 because it is more likely than not that the tax benefits, which can not be carried back, could not be realized in future years.

     Net deferred tax assets at September 30 are comprised of the following:


     Current:                                                   1997         1996
                                                           ------------  ------------
         Prepaid expenses                                  $   (29,000)  $    (9,000)
         Accrued expenses                                      184,000       185,000
         Reserves for doubtful accounts                         48,000        50,000
         Inventory valuation reserves                           63,000        55,000
         Expenses capitalized to inventory for tax
           purposes                                            512,000       274,000
         Sales returns and allowance reserves                   26,000        69,000
         Less valuation allowance                             (804,000)     (624,000)
                                                           -----------   -----------
                                                           $       -0-   $       -0-
                                                           ===========   ===========
     Noncurrent:
         Excess of tax over book depreciation              $   (20,000)  $   (11,000)
         Packaging design costs                                154,000       152,000
         U.S. net operating loss carry forwards              8,394,000     8,398,000
         Foreign net operating loss carry forwards             226,000       394,000
         U.S. and foreign tax credit carry forwards            490,000       704,000
         Less valuation allowances                          (9,284,000)   (9,637,000)
                                                           -----------   -----------
                                                           $       -0-   $       -0-
                                                           ===========   ===========

     At September 30, 1997, the Company has approximately $23,200,000 in combined U.S. net operating loss carry forwards for federal income tax purposes. These loss carry forwards expire between 1998 and 2013. Of the total, approximately $4,100,000 are U.S. net operating loss carry forwards of Safer, Inc., the Company's wholly owned subsidiary.

     The use of the unexpired net operating loss carry forwards of Ringer which were generated prior to September 30, 1990, totaling approximately $10,200,000 as of September 30, 1997, are limited to $2,025,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's initial public offering. The use of net operating loss carry forwards of Ringer generated after the ownership change are not limited.

     The use of the net operating losses of Safer, Inc. are limited to approximately $700,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's acquisition of Safer, Inc. in January 1991.

     At September 30, 1997, the Company has approximately $565,000 net operating loss carry forwards in Canada which expire between 1999 and 2002.

10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company (paid) and received cash for the following items:

                                             Year ended September 30
                                        --------------------------------
                                          1997        1996       1995
                                        ---------   ---------  ---------
     Interest paid                      $(152,727)  $(68,106)  $(66,690)
     Interest received                     71,687     69,908     82,064

     Investing and financing transactions not affecting cash during the years ended September 30, 1997, 1996 and 1995 are described below:

       - In 1997, the Company issued 1,059,340 shares of its common stock and a promissory note in the amount of $1,477,000 as consideration paid for the acquisition of substantially all of the assets of Dexol Industries, Inc. In connection with this issuance of common stock, the Company recorded $1,397,006 to common stock and additional paid-in capital, which represented the fair market value of the common stock on the date of issuance.

       - In 1997, the Company received full-recourse secured promissory notes in an aggregate amount of $262,500 as payment for the sale of common stock to two executive officers of the Company.

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


11.  FOREIGN OPERATIONS

     International sales activity, consisting of sales outside the United States, primarily in Canada, accounted for approximately 10%, 16% and 14% of total sales for the years ended September 30, 1997, 1996 and 1995, respectively. A reconciliation of fiscal 1997, 1996 and 1995 domestic and foreign activity for net sales, net income (loss) and identifiable assets is as follows:


Fiscal 1997:                    Domestic      Foreign       Total
------------                  ------------  -----------  ------------
       Net Sales              $16,892,897   $1,927,728   $18,820,625
       Net Income (Loss)         (528,136)     (17,800)     (545,936)
       Identifiable Assets    $13,805,008   $1,072,587   $14,877,595

Fiscal 1996:                    Domestic      Foreign       Total
------------                  ------------  -----------  ------------
       Net Sales              $12,274,927   $2,397,857   $14,672,784
       Net Income (Loss)         (743,106)     174,987      (568,119)
       Identifiable Assets    $10,488,502   $  981,541   $11,470,043

Fiscal 1995:                    Domestic      Foreign       Total
------------                  ------------  -----------  ------------
       Net Sales              $12,223,014   $1,970,884   $14,193,898
       Net Income (Loss)       (2,231,595)      58,491    (2,173,104)
       Identifiable Assets    $10,621,910   $1,376,738   $11,998,648

12.  SUBSEQUENT EVENT

     On December 9, 1997, the Company completed a merger with Southern Resources, Inc. ("SRI"), a previously privately-owned Georgia-based holding company, with approximately $25 million in annual consolidated sales, which owns 100% of the common stock of Sureco, Inc. ("SureCo"), SRI's operating company, and Peach County Properties, Inc. ("PCP"), a real estate subsidiary, both of which are located in Georgia. SureCo manufactures and markets pesticides, which it sells under a variety of proprietary and private label brand names to commercial and consumer markets throughout North America. The merger will be accounted for using the pooling-of-interest method. The Company issued 4,500,000 shares of the Company's restricted common stock, valued at $6,679,688, in exchange for all of the outstanding common stock of SRI, which will be operated as a wholly-owned subsidiary of the Company.

     The following table sets forth unaudited combined net sales, net (loss) and
     (loss) per share as if the business combination had been consummated at the date of the financial statements presented herein. Amounts and in thousands, except loss per share. The 1997 and 1996 amounts include the pro forma impact of the Dexol acquisition (Note 2).


                                Year Ended September 30, (Unaudited)
                               ---------------------------------------
                                   1997          1996         1995
                               ------------  ------------  -----------
       Net sales                 $46,827       $53,400      $44,597
       Net (loss)                $(1,537)      $(1,383)     $(2,201)
                                 =======       =======      =======

       Net (loss) per share      $  (.09)      $  (.09)     $  (.14)
                                 =======       =======      =======

                               INDEX OF EXHIBITS

Exhibit Number                 Description                         Pages
--------------   ------------------------------------------------  -----

     21.1        Subsidiaries of the Registrant.

     23.1        Consent of Deloitte & Touche LLP.

     24.1        Power of Attorney

     27.1        Financial Data Schedule