Form 10KSB/A
period 1997-09-30
RINGER CORP /MN/
filed 1998-02-17
CIK 866752

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended              September 30, 1997
                          -----------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________  to ___________________________

Commission file number                         0-18921
                       --------------------------------------------------------


                               RINGER CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Minnesota                                  41-0848688
-----------------------------------------   ------------------------------------
 (State of incorporation or organization)   (I.R.S. Employer Identification No.)

9555 James Avenue South, Suite 200, Bloomington, Minnesota             55431
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code     (612) 703-3300
                                              ----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
--------------------------------------------------------------------------------
                                (Title of class)

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

Item 7.     FINANCIAL STATEMENTS.
            --------------------

The following consolidated financial statements are included as a separate section following the signature page to this Form 10-KSB:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report.........................................        32

Consolidated Balance Sheets as of
  September 30, 1997 and 1996........................................        33

Consolidated Statements of Operations for the years ended
  September 30, 1997, 1996 and 1995..................................        34

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 1997, 1996 and 1995..................................        35

Consolidated Statements of Cash Flows for the years ended
  September 30, 1997, 1996 and 1995..................................        36

Notes to Consolidated Financial Statements...........................  37 to 46


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

         None.

                                   PART III

Item 9.  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
         -------------------------------------------------------

(a)      ELECTION OF DIRECTORS

         The Board of Directors has set the number of directors to be elected for the ensuing year at eight and will be recommending in its Proxy Statement the election of Messrs. Goldberg, Stofer, Fischer, Lovness, Pass, Yanni, Hetterick and Vansant (the "Nominees") to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Each Nominee, other than David K. Vansant, is presently a director of the Company.

         The following information is given as of December 31, 1997 and has been furnished to the Company by the respective individuals listed below.

                                              Principal Occupation and
  Name and Age                        Business Experience for Past Five Years                       Director Since
  ------------                        ---------------------------------------                       --------------
Stanley Goldberg             Chairman of the Board of Directors of the Company since 1997;          September 1992
Age 51                       Chief Executive Officer of the Company since 1993; President of the Company since September 1992. Vice President and
                             General Manager of Thomson, S.A., World Wide Audio Division,
                             a defense and electronics company from 1990 to 1992; General
                             Manager of Thomson S.A., Audio Americas Operations from 1988 to 1990; Manager of Product Development for General Electric
                             Company, a consumer and industrial products and defense
                             company, from 1986 to 1988. Director of Destrib-Fearing
                             Corporation.

Gordon F. Stofer +*          President of Cherry Tree Investments, Inc. and Managing                December 1985
Age 50                       General Partner of Cherry Tree Ventures venture capital
                             partnerships since 1980. Chairman of the Board of
                             Directors of the Company from 1986 to 1997. Director of
                             Coda Music Technology, Inc., Insignia Systems
                             Incorporated and Harmony Brook, Inc.

Robert W. Fischer +*         President of R.W. Fischer & Company, Inc., a corporate                 June 1981
Age 79                       development and investment banking services company,
                             since 1979. Director of Apertus Technologies
                             Incorporated.

Donald E. Lovness            Former Senior Scientist of the Company until his                       June 1965
Age 73                       retirement in December 1988.


Franklin Pass, M.D.          Chairman and Chief Executive Officer of Medi-Ject                      June 1990
Age 61                       Corporation, a manufacturer of needle-free injection
                             devices, since 1992; President of International
                             Agricultural Investments, Ltd., an agricultural and
                             consulting partnership from 1990 to 1993; Chairman
                             and Chief Executive Officer of Bioseeds International,
                             Inc., an agricultural seed company, from 1987 to 1990.

Frederick F. Yanni,          President and Chief Executive Officer of Health Services               June 1993
Jr.+                         Medical Corporation of Central New York, Inc., a network
Age 55                       health maintenance organization, since 1976; President
                             and Chief Executive Officer of Health Services Association,
                             a provider of ambulatory care, since 1972.



John F.  Hetterick*          Independent consultant in the consumer products                        June 1993
Age 52                       industry since 1997; President and Chief Executive
                             Officer of Rollerblade, Inc., a manufacturer of in-
                             line skates, from 1992 to 1997; President of Tonka
                             International, a division of Tonka, Corporation, a
                             toy manufacturer, from 1989 to 1991; Vice President-
                             Marketing of Pepsi-Cola International, a
                             manufacturer and distributor of soft drinks from
                             1986 to 1989.

David K.  Vansant            Executive Vice President -Corporate Development of the                 Nominee
Age 53                       Company since 1997. Chairman and Chief Executive Officer
                             of Southern Resources, Inc. from 1986 until Southern
                             Resources, Inc. was acquired by the Company in 1997.

-----------------------------
+   Member of Audit Committee
 .   Member of Stock Option Committee
*   Member of Compensation Committee


(b) EXECUTIVE OFFICERS


    Name                              Age                         Position
    ----                              ---                         --------
    Stanley Goldberg                  51                Chairman, Chief Executive Officer
                                                        and President

    Mark G. Eisenschenk               40                Executive Vice President,
                                                        Chief Financial Officer, Treasurer
                                                        and Secretary

    Patrick J. McGinnity, Ph.D.       43                Vice President and
                                                        General Manager - Safer and
                                                        Ringer Products

    Michael R. Goblet                 51                Vice President - Sales

    See the biographical information on Mr. Goldberg under "Election of Directors."

    Mark G. Eisenschenk joined the Company in January 1994 as Chief Financial Officer, Vice President of Finance, Treasurer and Secretary. From 1991 to 1994, Mr. Eisenschenk was the Vice President and Chief Financial Officer of ECM Publishers, Inc. From 1986 to 1991, Mr. Eisenschenk was Director of Treasury, Taxation and Accounting of Sinclair and Valentine, formerly a unit of Allied-Signal, Inc.

    Patrick J. McGinnity, Ph.D. joined the Company in September 1987 as Vice President-Research and Development. From December 1983 to September 1987, Dr. McGinnity was Senior Field Research and Development Specialist and Regional Field Research and Development Manager at PPG Industries, Inc.

    Michael R. Goblet joined the Company in March 1993 as Vice President - Sales. From 1982 to 1993, Mr. Goblet was a Regional Manager at the O. M. Scotts Company.

(c) SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, persons who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were complied with.

Item 10.  EXECUTIVE COMPENSATION.
          ----------------------

     The following table sets forth the compensation awarded to or earned in fiscal years 1997, 1996 and 1995 by the Company's Chief Executive Officer and each other executive officer who earned salary and bonus in excess of $100,000 during the fiscal year ended September 30, 1997.

                           Summary Compensation Table
                           --------------------------

                                                         Long-Term
                                                      Compensation (1)
                                                    ----------------------
                               Annual Compensation  Restricted  Securities
     Name and                  -------------------    Stock     Underlying     All Other
Principal Position       Year    Salary     Bonus     Awards     Options     Compensation
-----------------------  ----  ----------  -------  ----------  ----------  ---------------

Stanley Goldberg,        1997    $185,250       --          --      90,000       $21,584(2)
Chairman, President      1996    $178,500  $20,000          --          --       $22,227(2)
  and Chief Executive    1995    $171,133       --          --     225,000       $20,548(2)
  Officer

Patrick J. McGinnity,    1997    $105,000       --          --       5,000            --
  Vice President and     1996    $104,167  $ 1,500          --          --            --
  General Manager,       1995    $ 94,875       --          --      35,000            --
  Safer and Ringer
  Products

Michael R. Goblet,       1997    $104,375       --          --       5,000            --
  Vice President of      1996    $102,083  $ 1,000          --          --            --
  Sales                  1995    $102,417       --          --      17,000            --

Mark G. Eisenschenk,     1997    $103,542       --          --      50,000            --
  Executive Vice         1996    $ 90,938  $ 7,500          --          --            --
  President, Chief       1995    $ 81,333  $ 4,000          --      50,000            --
  Financial Officer,
  Treasurer and Secretary

----------------------------------------
(1) Mr. Goldberg held 15,000 shares of restricted stock valued at $27,188 as of September 30, 1997.

(2) Includes compensation of $7,343 in 1997, $7,087 in 1996 and $7,417 in 1995
    relating to the purchase of disability insurance for Mr. Goldberg.

                         Fiscal Year-End Option Values
                         -----------------------------

                       Number of Unexercised                    Value of Unexercised
                         Options at End of                      In-the-Money Options
                            Fiscal 1997                        at End of Fiscal 1997
                    ---------------------------          -----------------------------------
Name                Exercisable   Unexercisable          Exercisable           Unexercisable
----                -----------   -------------          -----------           -------------

Mr. Goldberg           136,190        178,810               $68,095                $89,405
Dr. McGinnity           59,628         30,372                29,814                 10,186
Mr. Goblet              42,442         11,558                21,221                  5,779
Mr. Eisenschenk         48,000          2,000                24,000                  1,000

Director Compensation

     The Company does not provide cash compensation to its outside directors, but reimburses them for travel expenses for Board of Directors and committee meetings attended. In 1993 the Board of Directors adopted the Stock Option Plan for Non-Employee Directors (the "Director Plan"), which was approved by the shareholders of the Company at the 1994 Annual Meeting. Such plan provides that each non-employee director shall receive an option to purchase 10,000 shares of Common Stock upon initial election as a director and an option to purchase an additional 5,000 shares of Common Stock on the first business day of each fiscal year in which he or she remains a director, commencing October 1, 1993. The exercise price of all options under the Director Plan is equal to the fair market value on the date of grant. Options granted under the Director Plan (i) are exercisable in monthly increments of one-sixtieth of the number of shares subject to such grant until the day following the fifth anniversary of such grant, at which time the options granted are all fully exercisable and (ii) expire 10 years from the date of the grant. In the event any dividend, distribution, recapitalization, stock split, merger, consolidation, or other event occurs that affects the Company's Common Stock such that an adjustment is deemed appropriate to prevent dilution or enlargement of benefits under the Director Plan, such adjustments may be made to preserve the benefits intended under the Director Plan and such awards. Awards granted under the Director Plan are not transferable.

Employment Agreements

     The Company and Stanley Goldberg entered into an Employment Agreement under which Mr. Goldberg agreed to serve as the President of the Company. The agreement, as amended, provides for a minimum annual base compensation payable to Mr. Goldberg of $200,000. In addition, Mr. Goldberg is eligible for an annual bonus of up to 40% of his base salary based on personal and company performance objectives established by the Company's Board of Directors. The agreement further provides that Mr. Goldberg may be entitled to severance pay in the event Mr. Goldberg's employment with the Company is terminated under certain circumstances. Such severance pay is equal to (i) his base monthly salary at the time of such termination, is payable for a period of three years following such termination, and offset by any compensation received by Mr. Goldberg after the date eighteen months following such termination from other employment and
(ii) a lump-sum payment equal to the average bonus received by Mr. Goldberg during the preceding three years. The Agreement further provides that if the Company sells substantially all of its assets or a transaction occurs such that the members of the Board of Directors at the time of the transaction do not remain on the Board of Directors after such transaction, the Company shall pay Mr. Goldberg a sale bonus equal to (i) 300% of his annual base salary and (ii) the average bonus paid to Mr. Goldberg for the three years immediately preceding such transaction.

     The Company and Mark G. Eisenschenk also entered into an Employment Agreement under which Mr. Eisenschenk agreed to serve as the Executive Vice President and Chief Financial Officer of the Company. The agreement provides for a minimum annual base compensation payable to Mr. Eisenschenk of $125,000. In addition, Mr. Eisenschenk is eligible for an annual bonus of up to 30% of his base salary based on personal and company performance objectives established by the Company's Board of Directors. The agreement further provides that Mr. Eisenschenk may be entitled to severance pay in the event Mr. Eisenschenk's employment with the Company is terminated under certain circumstances. Such severance pay is equal to (i) his base monthly salary at the time of such termination, is payable for a period of twelve months following such termination, and offset by any compensation received by Mr. Eisenschenk after the date six months following such termination from other employment and (ii) a lump sum payment equal to the average bonus received by Mr. Eisenschenk during the preceding three years. The agreement further provides that if the Company sells substantially all of its assets or a transaction occurs such that the members of the Board of Directors at the time of the transaction do not remain on the Board of Directors after such transaction, the Company shall pay Mr. Eisenschenk a sale bonus equal to (i) 100% of his annual base salary and (ii) the average bonus paid to Mr. Eisenschenk for the three years immediately preceding such transaction.

Stock Option Plans

     In 1986, the Board of Directors and the shareholders of the Company approved the 1986 Employee Incentive Stock Option Plan (the "1986 Plan") which expired on September 17, 1996. As of such date, 833,068 shares of Common Stock were subject to outstanding options at a weighted average exercise price of $1.3125 per share, of which options to purchase 465,875 shares were exercisable as of such date. As of September 30, 1997, a total of 22 employees held options under the 1986 Plan.

     In 1996, the Board of Directors adopted, and in 1997 the shareholders approved, the Ringer Corporation 1996 Incentive and Stock Option Plan (the "1996 Plan"). As of September 30, 1997, 40,500 shares of Common Stock were subject to outstanding options at a weighted exercise price of $1.3125 per share, of which options to purchase 12,938 shares were exercisable as of such date. As of September 30, 1997, a total of 24 employees held options under the 1996 Plan.

Stock Option Repricing

     The Company's Compensation Committee and Board of Directors repriced all outstanding stock options to purchase Company Common Stock held by employees and directors on April 29, 1997. The Compensation Committee and Board of Directors believed that the market price of the Company's common stock had been negatively affected by several factors, including general investment market disfavor for small-cap common stocks, the Company's earnings performance and absence of investment analyst coverage. As a result, the outstanding stock options, which had been granted at exercise prices ranging from $1.50 to $2.70 per share, no longer represented an effective incentive for employees and directors. The options were reissued at an exercise price equal to the fair market value of the Common Stock on the date of repricing ($1.3125 per share). The number of shares subject to the repriced options and the average option exercise price for each of the named executive officers is as follows: Mr. Goldberg - 90,000 shares at $2.50 per share; Mr. Eisenschenk -50,000 shares at an average exercise price of $1.98 per share; Dr. McGinnity - 75,000 shares at an average exercise price of $2.02 per share; and Mr. Goblet - 49,000 shares at an average exercise price of $1.96 per share.

    Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
             ---------------------------------------------------------------

The following table sets forth certain information as of December 31, 1997, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by all directors, nominees for election as directors, by the executive officers named in the executive compensation table and by all officers and directors as a group. Unless noted below, the address of each of the following shareholders is the same as the Company.


                                  Amount and Nature
    Name and Address               of Beneficial
   of Beneficial Owner              Ownership(1)          Percent of Class
   -------------------            -----------------       ----------------
Gordon F. Stofer and                  680,811                  4.1%
Cherry Tree Ventures III (2)
1400 Northland Plaza
3800 West 80th Street
Minneapolis, MN 55431

Parsnip River Company               1,005,388                  6.0
4422 IDS Center
80 South 8th Street
Minneapolis, MN 55402

William J. DeMare                   1,125,000                  6.7
14702 Claredon Drive
Tampa, FL 33624

Benjamin F. Law                     1,125,000                  6.7
2755 Arden Rd, N.W.
Atlanta, GA 30327

D. David Bailey                     1,125,000                  6.7
2504 Gardener Court
Tampa, FL 33611

David K. Vansant                    1,125,000                  6.7
132 Princeton Drive
Macon, GA 31220

Dexol Industries, Inc.              1,059,340                  6.4
1450 West 228th St.
Torrance, CA 90501

Stanley Goldberg                      332,705                  2.0

Robert W. Fischer                     112,001                   *

Donald E. Lovness                      35,550                   *

Franklin Pass, M.D.                    25,000                   *

Frederick F. Yanni, Jr.                38,300                   *

John F. Hetterick                      35,000                   *

Richard Mayo                           25,000                   *

Mark G. Eisenschenk                   102,000                   *

Michael R. Goblet                      53,659                   *

Patrick J. McGinnity, Ph.D.            64,477                   *

Officers and directors as           1,524,386                  8.9%
a group (12 persons) (1)

-----------------------------
*  Less than one percent

(1) Includes for Stanley Goldberg, options to purchase 158,690 shares of Common Stock which are exercisable within 60 days; for Robert W. Fischer, options to purchase 25,000 shares of Common Stock which are exercisable within 60 days; for Donald E. Lovness, options to purchase 25,000 shares of Common Stock which are exercisable within 60 days; for Franklin Pass, M.D., options to purchase 25,000 shares of Common Stock which are exercisable within 60 days; for Frederick F. Yanni, Jr., options to purchase 35,000 shares of Common Stock which are exercisable within 60 days; for John F. Hetterick, options to purchase 35,000 shares of Common Stock which are exercisable within 60 days;

    for Mark G. Eisenschenk, options to purchase 50,000 shares of Common Stock which are exercisable within 60 days; for Michael R. Goblet, options to purchase 46,249 shares of Common Stock which are exercisable in 60 days; for Patrick J. McGinnity, Ph.D., options to purchase 64,477 shares of Common Stock which are exercisable within 60 days; and for all officers and directors as a group, options to purchase 519,299 shares of Common Stock which are exercisable within 60 days.

(2) Includes 648,163 shares held by Cherry Tree Ventures III, of which Mr. Stofer, the Chairman of the Board of the Company, is a general partner. Mr. Stofer disclaims beneficial ownership of shares held by Cherry Tree Ventures
    III. Also includes options to purchase 20,000 shares of Common Stock which are exercisable within 60 days.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

    On April 29, 1997, the Board of Directors of the Company approved the sale of 150,000 shares of unregistered and restricted Common Stock to Mr. Goldberg and 50,000 shares of unregistered and restricted stock to Mr. Eisenschenk, at a price of $1.3125 per share (the fair market value on the date of the transaction). Mr. Goldberg is a director, shareholder and executive officer and Mr. Eisenschenk is a shareholder and executive officer of the Company.

    The purchase price for the shares was paid by each of Mr. Goldberg and Mr. Eisenschenk by delivering to the Company a full recourse promissory note. The promissory note of Mr. Goldberg is payable in three annual installments of principal and interest due on the first three anniversaries of the date of the promissory note. The promissory note of Mr. Eisenschenk is due in five annual installments of principal and interest due on the first five anniversaries of the date of the promissory note.

    The agreements pursuant to which each of Messrs. Goldberg and Eisenschenk purchased stock provide that, if the executive officer is employed by the Company on each anniversary on which payments are due under the promissory note, the Company will make a cash bonus payment to the executive officer in an amount equal to the annual debt service payments on such note plus an amount equal to the federal and state income taxes payable on such cash bonus.

    The agreement with Mr. Goldberg provides that, in the event Mr. Goldberg is terminated for cause or voluntarily terminates his employment with the Company prior to April 29, 2000, the Company will have the option to repurchase shares of Company Common Stock purchased by him on April 29, 1997. The number of shares subject to repurchase decreases by one-third on each anniversary of the date of purchase, from an initial option to repurchase all of the shares purchased prior to the first such anniversary.

    Similarly, in the event Mr. Eisenschenk is terminated for cause or voluntarily terminates his employment with the Company prior to April 29, 2002, the Company will have the option to repurchase shares of Company Common Stock purchased by him on April 29, 1997. The number of shares subject to repurchase decreases by one-fifth from an initial option to repurchase all of the shares purchased prior to the first such anniversary.

    The agreements also provide that if (i) Mr. Goldberg or Mr. Eisenschenk is terminated without cause, (ii) the Company is sold, or (iii) a controlling interest in the Company is acquired by a third party prior to April 29, 2000, the Company will make cash payments equal to one-third of the then outstanding balance of principal and interest on their respective promissory notes for each anniversary of such promissory notes that has passed as of the date of the above described events.

    In connection with such purchases, Mr. Goldberg agreed to the cancellation of options to purchase 135,000 shares of the Company's Common Stock owned by him and Mr. Eisenschenk agreed to the cancellation of options to purchase 50,000 shares of Common Stock owned by him.

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

* 10.2 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-
          KSB for the fiscal year ended September 30, 1993, SEC File No. 0-
          18921).

  10.3    Lease Agreement between the Company and 94th Street Associates, a
          Minnesota Partnership, dated August 15, 1996 (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-
          KSB for the fiscal year ended September 30, 1996, SEC File No. 0-
          18921.)

  10.4    Lease Agreement between the Company and MEPC American Properties,
          Inc., a Delaware corporation, dated August 16, 1996 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-
          KSB for the fiscal year ended September 30, 1996.)

* 10.5    Employment Agreement between the Company and Stanley Goldberg dated
          September 13, 1992 (incorporated by reference to Exhibit 10.6 of the
          Company's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1992, SEC File No. 0-18921).

* 10.6    Amendment of Employment Agreement between the Company and Stanley
          Goldberg, dated December 5, 1997.



* 10.7 Employment Agreement between the Company and Mark G. Eisenschenk, dated December 5, 1997.

* 10.8 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997.

* 10.9 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997.

 10.10    Credit Agreement between the Company and General Electric Capital
          Corporation dated May 2, 1997 (incorporated by reference to Exhibit
          10.6 of the Company's Quarterly Report on Form 10-QSB for the third fiscal quarter ended June 30, 1997, SEC File No. 0-18921).

 10.11    Stock Subscription Warrant between the Company and Robert W. Fischer
          Co., Inc. dated July 18, 1990 (incorporated by reference to Exhibit
          10.16 of the Company's Registration Statement on Form S-18, SEC File
          No. 33-36205-C).

 10.12    Cross-Licensing and Joint Licensing/Sale Agreement between Ringer
          Corporation and Mycogen Corporation, dated May 31, 1994 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
          10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-
          18921).

 10.13    Patent License Agreement between Ringer Corporation, Mycogen
          Corporation and Monsanto Company, dated June 29, 1994 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form
          10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-
          18921).

*10.14 Ringer Corporation 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-
          KSB for the fiscal year ended September 30, 1996.)

  21.1    Subsidiaries of the Registrant (filed with Form 10-KSB dated September
          30, 1997)

  23.1    Consent of Deloitte & Touche LLP (filed with Form 10-KSB dated
          September 30, 1997).

  24.1    Power of Attorney (filed with Form 10-KSB dated September 30, 1997).

  27.1    Financial Data Schedule (filed with Form 10-KSB dated September 30,
          1997)


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

                                            RINGER CORPORATION

                                            By /s/ Stanley Goldberg
                                              -------------------------------
                                               Stanley Goldberg
                                               President & CEO



Dated:   February 17, 1998

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Name                                           Title                                      Date
      ----                                           -----                                      ----
/s/ Stanley Goldberg          -        Chairman, President, CEO and Director              February 17, 1998
------------------------               (principal executive officer)
Stanley Goldberg

/s/ Mark G. Eisenschenk       -        Chief Financial Officer                            February 17, 1998
------------------------               (principal financial officer)
Mark G. Eisenschenk

/s/ Joseph R. Price           -        Vice President, Finance                            February 17, 1998
------------------------               (principal accounting officer)
Joseph R. Price


Gordon F. Stofer *                     Chairman of the Board and Director

Robert W. Fischer *                    Director

Donald E. Lovness *                    Director

Dr. Franklin Pass *                    Director

John F. Hetterick *                    Director

Frederick F. Yanni, Jr. *              Director

Richard Mayo *                         Director

* /s/ Stanley Goldberg                 Attorney-in-fact                                   February 17, 1998
 -----------------------
 Stanley Goldberg


                       RINGER CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Independent Auditors' Report.........................................     32

Consolidated Balance Sheets as of
  September 30, 1997 and 1996........................................     33

Consolidated Statements of Operations for the years ended
  September 30, 1997, 1996 and 1995..................................     34

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 1997, 1996 and 1995..................................     35

Consolidated Statements of Cash Flows for the years ended
  September 30, 1997, 1996 and 1995..................................     36

Notes to Consolidated Financial Statements...........................  37 to 46

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
                                 =======       =======      =======

                               INDEX OF EXHIBITS

Exhibit Number             Description                                    Pages
-------------------------------------------------------------------------------

     * 10.6 Amendment of Employment Agreement between the Company and Stanley Goldberg, dated December 5, 1997.

     * 10.7 Employment Agreement between the Company and Mark G. Eisenschenk, dated December 5, 1997.

     * 10.8 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997.

     * 10.9 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997.

       21.1 Subsidiaries of the Registrant (filed with Form 10-KSB dated September 30, 1997, File No. 000-18921.)

       23.1 Consent of Deloitte & Touche LLP (filed with Form 10-KSB dated September 30, 1997, File No. 000-18921.)

       24.1 Power of Attorney (filed with Form 10-KSB dated September 30, 1997, File No. 000-18921.)

       27.1 Financial Data Schedule (filed with Form 10-KSB dated September 30, 1997, File No. 000-18921.)

             * Management contract or compensation plan or arrangement.