Form 10QSB
period 1997-12-31
RINGER CORP /MN/
filed 1998-02-17
CIK 866752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
                              --------------------------------------------------


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    October 1, 1997    to    December 31, 1997
                              ----------------------     -----------------------


Commission file number:                  0-18921
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

                                                      [X] Yes       [ ] No


     The number of shares outstanding of each of the registrant's classes of capital stock, as of January 31, 1998, was:

                 Common Stock, $.01 par value 16,688,061 shares


     Transitional Small Business Issuer format:       [ ] Yes       [X] No

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.
          ---------------------

                               RINGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                   December 31,   September 30,
                                                      1997            1997
                                                  -------------  --------------
ASSETS
------
Current Assets:
  Cash and cash equivalents                       $    423,272    $  3,264,294
  Accounts receivable                                4,437,264       1,153,271
  Inventories                                        8,803,909       2,805,661
  Prepaid assets                                     1,180,250         221,186
                                                  ------------    ------------
   Total current assets                             14,844,695       7,444,412

Property, plant and equipment, net                   2,904,094         430,138
Intangible assets, net                              13,469,697       6,653,501
Other assets                                           204,893          87,044
                                                  ------------    ------------
   Total assets                                   $ 31,423,379    $ 14,615,095
                                                  ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Bank line of credit                             $  3,024,910    $          -
  Accounts payable                                   7,818,030       1,273,570
  Accrued expenses                                   1,961,898       1,087,924
  Current portion of long-term debt                  1,538,866          23,207
                                                  ------------    ------------
   Total current liabilities                        14,343,704       2,384,701

Long-term debt                                       3,306,821       1,458,799

Shareholders' Equity:
  Preferred stock, par value $.01 per share,
   authorized 5,000,000 shares, no shares
   issued and outstanding
  Common stock, par value
   $.01 per share, authorized
   25,000,000 shares, issued
   and outstanding 16,688,061 and 12,181,270
   shares, respectively                                166,881         121,813
  Additional paid-in capital                        37,603,682      33,421,087
  Accumulated deficit                              (23,809,763)    (22,613,212)
  Cumulative translation adjustment                   (187,946)        158,093)
                                                  ------------    ------------
    Total shareholders' equity                      13,772,854      10,771,595
                                                  ------------    ------------

    Total liabilities and shareholders' equity    $ 31,423,379    $ 14,615,095
                                                  ============    ============


See notes to consolidated financial statements.

                               RINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 Three Months Ended
                                                     December 31,
                                           ------------------------------
                                               1997              1996
                                           -----------        -----------
NET SALES                                  $ 4,767,233        $ 3,480,731

COST OF SALES                                3,130,958          1,706,499
                                           -----------        -----------
   Gross Profit                              1,636,275          1,774,232

OPERATING EXPENSES:
 Distribution                                  511,727            387,111
 Sales & Marketing                           1,032,010            817,539
 General & Administration                      897,685            325,073
 Research & Development                        178,913            124,617
 Amortization of intangibles                   147,426             93,625
                                           -----------        -----------
                                             2,767,761          1,747,965
                                           -----------        -----------

INCOME (LOSS) BEFORE OTHER INCOME           (1,131,486)            26,267

OTHER INCOME (EXPENSE), NET                    (65,065)            33,456
                                           -----------        -----------

NET INCOME (LOSS)                          $(1,196,551)       $    59,723
                                           ===========        ===========

Net income (loss) per common
    share - basic and diluted                    $(.09)              $.01
                                           ===========        ===========

Shares used in calculating basic and
    diluted net income (loss) per share     13,312,840         10,921,930
                                           ===========        ===========



See notes to consolidated financial statements.

                               RINGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       Three Months Ended
                                                           December 31,
                                                   ---------------------------
                                                       1997            1996
                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                 $(1,196,551)    $    59,723
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                       243,071         124,682
   Loss on sale of assets                                3,819           3,868
   (Increase) in assets:
    Trade accounts and notes receivable             (2,120,013)     (2,555,381)
    Inventories                                       (707,341)       (318,011)
    Prepaid expenses                                  (423,847)       (134,736)
   Increase (decrease) in liabilities:
    Accounts payable                                 1,613,200       1,321,280
    Accrued expenses                                   278,605        (325,576)
                                                   -----------     -----------
    Net cash used in operating activities           (2,309,057)     (1,824,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                   (259,852)        (66,813)
 Proceeds from sale of equipment                                         1,684
 Purchase of intangible assets                         (13,227)        (10,493)
 Cash paid relating to acquisitions                   (164,495)
                                                   -----------     -----------
    Net cash used in investing activities             (437,574)        (75,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                 8,913
 Net borrowings on lines of credit                      12,915
 Purchase of intangible assets                        (101,606)
                                                   -----------     -----------
    Net cash used in investing activities              (79,778)              -

 Effect of exchange rate changes on cash               (14,613)          2,061
                                                   -----------     -----------
Decrease in cash and cash equivalents               (2,841,022)     (1,897,712)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                3,264,294       3,288,781
                                                   -----------     -----------
  END OF PERIOD                                    $   423,272     $ 1,391,069
                                                   ===========     ===========


See notes to consolidated financial statements.

                               RINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                  (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Operating results for the period of October 1, 1997 through December 31, 1997 are not necessarily indicative of the operating results to be expected in future periods.

         Effective December 15, 1997, the Company adopted Statement on Financial Standard No. 128, "Earnings Per Share". Earnings or loss per share for prior year periods have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.


                                                                    Three Months Ended
                                                                        December 31,
                                                                   1997             1996
                                                               ------------     ------------
         Earnings (Loss) Per Share
         -------------------------
           Net income (loss)                                   $ (1,196,551)    $     59,723
                                                               ------------     ------------

           Weighted average shares                               13,312,840       10,921,930
                                                               ------------     ------------
           Net income (loss) per share                         $       (.09)    $        .01
                                                               ============     ============

         Earnings (Loss) Per Share - Assuming Dilution
         ---------------------------------------------
           Net income (loss)                                   $ (1,196,551)    $     59,723
                                                               ------------     ------------

           Weighted average shares                               13,312,840       10,921,930
           Dilutive impact of options and warrants                      [*]              [*]
                                                               ------------     ------------
           Weighted average shares and potential dilutive
            shares outstanding                                   13,312,840       10,921,930
                                                               ------------     ------------
           Net income (loss) per share                         $       (.09)    $        .01
                                                               ============     ============

         [*] The impact of options and warrants are excluded because their effect would be antidilutive.


Note 2.  CHANGE IN FISCAL YEAR

         Management announced on February 9, 1998 the decision to change the Company's fiscal year end from September 30 to December 31. In future financial reports for reporting periods beginning January 1, 1998 the prior year financial statements included for comparison will be presented to conform to the period ends associated with the Company's new fiscal year.


Note 3.  ACQUISITIONS

         Merger with Southern Resources, Inc.
         ------------------------------------

         On December 8, 1997, the Company completed a merger with Southern Resources, Inc. ("SRI"), a Georgia based corporation which, through its wholly-owned subsidiary, SureCo, Inc., manufactures and markets pesticides to the home and garden and professional pest control markets under the Rigo/Black Leaf(R) and AllPro(R) brands and under various private label brand names. The Company acquired all of the outstanding stock of SRI in exchange for 4,500,000 shares of the Company's unregistered, restricted common stock having an aggregate valuation of $4,218,750. The Company intends to operate SRI as a stand-alone subsidiary.

         The SRI acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over the estimated fair market values of assets acquired and liabilities assumed ("goodwill") was approximately $6,924,000. The goodwill is being amortized on a straight-line basis over twenty years. SRI's operations are included in the Company's consolidated statements of operations from the effective date of the acquisition which, for accounting purposes, is December 1, 1997. The Company is in the process of validating fair values of assets acquired and liabilities assumed. As part of this process, the Company has recorded a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on initial estimates of fair values. Upon completion of this valuation process, the Company may adjust the preliminary allocation of purchase price based on final determination of fair values.

         Acquisition of the assets of Dexol Industries, Inc.
         ---------------------------------------------------

         In March 1997, the Company completed the acquisition of substantially all of the assets of Dexol Industries, Inc. ("Dexol"), a California based manufacturer and marketer of home and garden pesticides sold under the Dexol(R) and various private label brand names, for an aggregate purchase price of $3,012,790, plus a contingent performance based earnout valued at up to $455,000, payable in shares of the Company's restricted common stock (the "Dexol Acquisition"). The purchase price was comprised of the issuance of 1,059,340 shares of the Company's restricted common stock valued at $1,397,005, the issuance of a promissory note to Dexol with a principal amount of $1,477,000 bearing simple interest at an annual rate of prime plus 3/4% and estimated transaction costs of $138,785.

         The Dexol Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over estimated fair market value of net assets acquired ("goodwill") of approximately $1,685,000 is being amortized on a straight-line basis over twenty years. Since the acquisition, the Company has operated the acquired business as its Dexol division and has continued marketing Dexol products. Dexol division operations are included in the Company's consolidated statements of operations since the effective date of the acquisition of March 1, 1997.

Note 4. Sales of the Company's products are generally greater during the period of January 1 through June 30 of each year due to seasonal factors.

Note 5. All comparative data reflect application of consistent accounting principles and contain no prior period adjustments.

Note 6.  Inventory consists of the following:


                                     December 31,      September 30,
                                         1997              1997
                                    --------------    ---------------
         Raw Materials              $    5,148,988    $     1,697,454
         Finished Goods                  3,654,921          1,108,207
                                    --------------    ---------------
                                    $    8,803,909    $     2,805,661
                                    ==============    ===============

Note 7.  LONG-TERM DEBT

                                     December 31,
                                         1997
                                    --------------
         Term loan                  $    3,025,241
         Notes payable                   1,805,241
         Capital lease obligations          15,205
         Less current portion           (1,538,866)
                                    --------------
                                    $    3,306,821
                                    ==============

Note 8. Supplemental disclosure of cash flow information.

        Cash paid (received) for interest during the period for:

                                           Three Months Ended
                                               December 31,
                                    ---------------------------------
                                         1997               1996
                                    --------------    ---------------
        Interest paid               $       93,255    $           718
        Interest received                  (28,570)           (34,359)


        As discussed in Note 3, the Company completed the acquisition of SRI in a non-cash transaction by issuing 4,500,000 shares of the Company's unregistered, restricted common stock.

Note 9. PRO FORMA FINANCIAL INFORMATION

        The following table sets forth unaudited pro forma sales, net loss before taxes, net loss and loss per share for the Company as if the Ringer Corporation, Dexol and SRI businesses had been combined at the beginning of the periods shown. This pro forma financial information is provided for illustrative purposes only. It is not necessarily indicative of actual operating results that would have occurred had the acquisition been in effect for the periods presented and is not necessarily indicative of results which may be obtained in the future.


                                     Three Months Ended
                                         December 31,
                                -----------------------------
                                    1997             1996
                                ------------     ------------
        Net Sales               $  6,178,703     $  8,464,930
        Net loss before taxes     (3,720,814)        (809,643)
        Net loss                  (3,798,137)        (809,643)

        Loss per share          $       (.27)    $       (.05)

       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS.
                      -----------------------------------

Merger with Southern Resources, Inc.
------------------------------------

       On December 8, 1997, a subsidiary of Ringer Corporation (the "Company") merged with Southern Resources, Inc. ("SRI") which, on that date, became a wholly-owned subsidiary of the Company. Prior to the merger, SRI was privately held. SRI is a Fort Valley, Georgia-based corporation with annual consolidated sales of approximately $25 million, which, through its wholly owned subsidiary, SureCo, Inc., manufactures and markets traditional liquid and granular pesticides. Its products are sold under a variety of proprietary and private label brand names to commercial and consumer retail markets throughout North America. Commercial pesticides are sold principally under the AllPro(R) brand to specialty agricultural, turf ornamental and professional pest control distributors. Consumer products are sold into the consumer retail market principally under the Rigo/Black Leaf(R) brand as well as under various private label store brands. The Company intends to operate SRI as a stand-alone subsidiary.

       The Company acquired all of the outstanding stock of SRI in exchange for 4,500,000 shares of the Company's restricted common stock with an aggregate valuation of $4,218,750. The SRI acquisition was accounted for under the purchase method of accounting rather than the pooling-of-interest method as originally contemplated. The change in methods is considered necessary by management due to a change in strategic business operating plans which is likely to disqualify the pooling method of accounting.

       Under the purchase method of accounting, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over the estimated fair market values of assets acquired and liabilities assumed ("goodwill") totals approximately $6,924,000. The goodwill is being amortized on a straight-line basis over twenty years. SRI's operations are included in the Company's consolidated statements of operations from the effective date of the acquisition for accounting purposes of December 1, 1997. The Company is in the process of validating fair values of assets acquired and liabilities assumed. As part of this process, the Company has recorded a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on initial estimates of fair values. Upon completion of this valuation process, the Company may adjust the preliminary allocation of purchase price based on final determination of fair values.

Dexol Acquisition
-----------------

       In March 1997, the Company completed the acquisition of substantially all of the assets of Dexol Industries, Inc. ("Dexol"), a California based manufacturer and marketer of home and garden pesticides sold under the Dexol(R) and various private label brand names, for an aggregate purchase price of approximately $3,012,790 (the "Dexol Acquisition"). The purchase price was comprised of the issuance of 1,059,340 shares of the Company's restricted common stock valued at $1,397,005, the issuance of a promissory note to Dexol with a principal amount of $1,477,000 bearing simple interest at an annual rate of prime plus 3/4% and estimated transaction costs of $138,785.

       The Dexol Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over estimated fair market value of net assets acquired ("goodwill") of approximately $1,685,000 is being amortized on a straight-line basis over twenty years. Since the acquisition, the Company has operated the acquired business as its Dexol division and has continued marketing Dexol products. Dexol division operations are included in the Company's consolidated statements of operations from the effective date of the acquisition which, for accounting purposes, is March 1, 1997.

Results of Operations
---------------------

       The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:

                                                          For the Three Months
                                                           Ended December 31,
                                                        ------------------------
                                                          1997            1996
                                                        --------        --------
             Net sales                                   100.0%           100.0%
             Cost of sales                                65.7             49.0
                                                        ------           ------
                Gross profit                              34.3             51.0

             Operating Expenses:
                Distribution                              10.7             11.1
                Sales & Marketing                         21.6             23.5
                General & Administrative                  18.8              9.3
                Research & Development                     3.8              3.6
                Amortization of intangibles                3.1              2.7
                                                        ------           ------
                                                          58.0             50.2

             Income (loss) before other income           (23.7)              .8
             Other income, net                            (1.4)              .9
                                                        ------           ------
                Net income (loss)                        (25.1)%            1.7%
                                                        ======           ======

The following table sets forth the percentage of net sales represented by each of the Company's major product categories:

                                                        Three Months Ended
                                                           December 31,
                                                    --------------------------
                                                      1997              1996
                                                    --------          --------
             Pest control                                 91%               76%
             Fertilizers and composting                    9                24
                                                    --------          --------
                                                         100%              100%
                                                    ========          ========

Comparison of the three months ended December 31, 1997 to the three months ended December 31, 1996

       Net Sales.  Net sales increased $1,286,502 or 36.7% to $4,767,233 in the
       ---------
three months ended December 31, 1997 compared to $3,480,731 for the same three months ended December 31, 1996. The increase was due to the addition of approximately $2 million in 1997 sales from acquired businesses and product lines added as a result of the 1997 Dexol and SRI acquisitions, partially offset by lower sales of various products mainly caused by timing of shipments.

       Sales during the three months ended December 31 consist primarily of sales to distributors who resell the Company's products to retailers who, in turn, sell to individual consumers. The Company's performance during the period beginning January 1 through September 30 is dependent upon reorders from distributors and from initial orders and reorders from direct customers who tend to begin purchasing products during the three months ended March 31. The level of sales for the fiscal year depends largely upon the level of retail sales of the Company's products to home owner consumers and the level of unsold retail inventory of the Company's products remaining in retail and wholesale distribution channels carried over from the previous year. Retail sales to consumers are affected by numerous outside circumstances such as weather, competitors' products and sales and marketing programs, as well as new product introductions. Each of these factors can fluctuate substantially from year to year and from quarter to quarter. Total year sales cannot be accurately projected with any degree of certainty based on results for the three months ended December 31.

       Gross Margins. Gross margins decreased to 34.3% in the three months ended
       -------------
December 31, 1997 compared to 51.0% in the three months ended December 31, 1996. The decrease was due primarily to a shift in product mix to a higher percentage of lower-margin traditional chemical pesticides and to high levels of manufacturing overhead at SRI for the month December 1997, the first month of inclusion in the Company's financial statements.

       Operating Expenses. Distribution expenses increased $124,616, or 32.2%,
       ------------------
to $511,727 in the three months ended December 31, 1997 from $387,111 in the same three months ended December 31, 1996, due primarily to increased variable distribution costs on higher sales and the first-time inclusion of SRI distribution operations for the month of December 1997. Sales and marketing expenses increased $214,471 or 26.2%, to $1,032,010 for the three months ended December 31, 1997 from $817,539 for the three months ended December 31, 1996. The increase in sales and marketing expenses was largely due to the addition of the SRI sales and marketing organization for the month of December 1997. Increased variable selling expenses due to higher sales levels for the three months ended December 31, 1997 compared to the three months ended December 31, 1996 also added to the increase. General and administrative costs increased $572,612 or 176% to $897,685 for the three months ended December 31, from $325,073 for the three months ended December 31, 1996. The increase was primarily the result of additional administrative and corporate operating costs incurred related to the addition and integration of the Dexol and SRI businesses, a significant portion of which were eliminated effective December 31, 1997 as a result of headcount reductions at Dexol and SRI. Research and development expenses increased $54,296 or 43.6% to $178,913 for the three months ended December 31, 1997 compared to $124,617 for the three months ended December 31, 1996. The increase was due primarily to increased product registration costs for products added in the Dexol acquisition.

       Other Income, Net. Net other income (expense) decreased to net other
       -----------------
expense of $65,065 for the three months ended December 31, 1997 compared to net other income of $33,456 for the three months ended December 31, 1996. The increase in net other expense was mainly due to increased interest expense on increased borrowings on the Company's line of credit and interest expense incurred on long-term and short-term debt assumed in the Dexol and SRI acquisitions. In addition, the increase in net other expense was unfavorably impacted by reduced royalty income on international licencing agreements.

Liquidity and Capital Resources
-------------------------------

       The Company's operations and cash needs are highly seasonal. During the three months ended December 31 of each year, the Company usually solicits and ships early orders and expands production to build inventory needed for its major selling season. Most of the Company's shipments for the peak selling season, and therefore most of the billings that result in revenue recognition and in receivables, occur during the months of February through May of each year. Accordingly, the Company typically consumes significant cash in operating activities during the periods from October through May of each year as it finances increases in inventory, primarily during the periods from October through April, and increases in receivables, primarily during the period from late December through the end of May.

       Consistent with such seasonal fluctuations, cash decreased by $2,841,022 during the three months ended December 31, 1997. The decrease in cash reflects the following: cash of $2,309,057 consumed in operating activities, primarily to finance increased receivables, inventory and product registration prepayments, and cash of $453,440 consumed in investing activities to purchase office equipment and intangible assets and to pay acquisition related costs.

       The Company relies on bank financing in the form of working capital lines of credit to fund seasonal increases in receivables and inventory. The Company currently has in place a three-year $25,000,000 credit facility with GE Capital Services which funds working capital needs of the parent company and its wholly owned subsidiary, Safer, Inc. The credit facility is intended to finance the Company's seasonal working capital needs and to provide financing for future acquisitions. There were no outstanding borrowings on this line of credit as of December 31, 1997.

       In addition, the Company's wholly-owned subsidiary, SRI, has a $7,000,000 working capital credit facility with a commercial finance corporation which is scheduled to mature on April 29, 1998. The Company intends to consolidate this line into its GE Capital Services line at that time. Outstanding borrowings under this line of credit totaled $3,024,910 as of December 31, 1997.

       The Company believes that cash on hand and its credit facilities will provide adequate financing to meet the Company's cash needs for fiscal 1998. In connection with its merger and acquisition strategy and in light of long-term capitalization considerations, however, the Company may seek additional forms of long-term financing as such needs arise.

       The Company has no material purchase commitments. Although the Company continues to evaluate companies and product lines for possible acquisition, no such agreements are currently in place.

       The Company believes that inflation has not had a significant impact on the results of its operations.

FORWARD LOOKING INFORMATION
---------------------------

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

                          PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          The Company's wholly-owned subsidiary, SRI, is a party to a governmental action and certain legal proceedings in Superior Court of Fulton County, Georgia, brought by or on behalf of property owners in the area of SRI's Fort Valley, Georgia, manufacturing site, relating to contamination discovered on or near the site. Management believes that the contamination arose prior to the purchase of the plant site by SRI from an unaffiliated predecessor owner. The former owner has been cooperating with governmental authorities and has initiated remedial activities on the site. Management believes that the governmental and legal actions relating to the property will not result in loss to SRI.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company held a special meeting of shareholders on December 8, 1997 to consider and vote upon a proposal to approve and adopt an Agreement and Plan of Merger, dated October 3, 1997 (the "Merger Agreement"), among the Company, a wholly-owned subsidiary of the Company (the "Merger Subsidiary") and Southern Resources, Inc., a Georgia corporation ("SRI"). Pursuant to the Merger Agreement, among other things, the Merger Subsidiary was merged with and into SRI (the "Merger") and SRI became a wholly owned subsidiary of the Company. (See Management Discussion and Analysis, "Merger with Southern Resources, Inc.")

          Management solicited proxies with regard to this matter through a Proxy Statement mailed to shareholders on or about October 31, 1997. At the Shareholder meeting, a total of 12,181,270 shares were entitled to vote and a total of 7,927,940, or 65.08%, were represented at the meeting by proxy or by shareholders in person. The shares represented at the meeting were voted to approve the Agreement and Plan of Merger dated October 3, 1997, with the following vote:

     For: 7,832,604        Against: 28,335        Abstain: 67,001

Item 5.   OTHER INFORMATION - CHANGE IN FISCAL YEAR

     Management announced on February 9, 1998 the decision to change the Company's fiscal year end from September 30 to December 31. Accordingly, the period covered by this Form 10-QSB, from October 1, 1997 through December 31, 1997, is a transition period to the Company's new fiscal year beginning January 1, 1998.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          --------

Exhibit
-------
Number    Description
------    -----------

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

  10.3 Lease Agreement between the Company and 94th Street Associates, a Minnesota Partnership, dated August 15, 1996 (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, SEC File No. 0-18921.)

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

* 10.6 Amendment of Employment Agreement between the Company and Stanley Goldberg, dated December 5, 1997 (incorporated by reference to Exhibit
          10.6 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

* 10.7 Employment Agreement between the Company and Mark G. Eisenschenk, dated December 5, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921)..

* 10.8 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997 (incorporated by reference to Exhibit 10.8 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

* 10.9 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997 (incorporated by reference to Exhibit 10.9 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

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

* 10.14 Ringer Corporation 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)

  27.1    Financial Data Schedule



  (b)  Reports on Form 8-K
       -------------------

       The Company filed a Current Report on Form 8-K on December 22, 1997 with regard to the Company's merger with Southern Resources, Inc.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              RINGER CORPORATION



Dated: February 17, 1998          By /s/ Stanley Goldberg
                                    -----------------------------
                                    Stanley Goldberg
                                    President and Chief Executive Officer



Dated: February 17, 1998          By /s/ Mark G. Eisenschenk
                                    -----------------------------
                                    Mark G. Eisenschenk
                                    Executive Vice President and Chief
                                    Financial Officer
                                     (principal financial officer)