Form 10QSB
period 1998-03-31
RINGER CORP /MN/
filed 1998-05-12
CIK 866752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1998
                               -------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________


Commission file number:  0-18921
                        --------------------------------------------------------


                               RINGER CORPORATION
         -----------------------------------------------------------------
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

                                 (612) 703-3300
         -----------------------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of April 27, 1998, was:

                 Common Stock, $.01 par value 16,688,061 shares


         Transitional Small Business Issuer format:               [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                               RINGER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    March 31,       December 31,
                                                       1998            1997
                                                   ------------    ------------
ASSETS
------
Current Assets:
  Cash and cash equivalents                        $     56,881    $    423,272
  Accounts receivable                                15,508,415       4,437,264
  Inventories                                         9,723,932       8,803,909
  Prepaid assets                                        933,251       1,180,250
                                                   ------------    ------------
   Total current assets                              26,222,479      14,844,695

Property, plant and equipment, net                    2,613,543       2,904,094
Intangible assets, net                               13,518,453      13,469,697
Other assets                                            171,695         204,893
                                                   ------------    ------------
   Total assets                                    $ 42,526,170    $ 31,423,379
                                                   ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Bank line of credit                              $  6,192,966    $  3,024,910
  Accounts payable                                    8,862,879       7,818,030
  Accrued expenses                                    4,375,659       1,961,898
  Current portion of long-term debt                   1,331,489       1,538,866
                                                   ------------    ------------
   Total current liabilities                         20,762,993      14,343,704

Long-term debt                                        7,178,527       3,306,821

Shareholders' Equity:
  Preferred stock, par value $.01 per share,
   authorized 5,000,000 shares, no shares
   issued and outstanding
  Common stock, par value
   $.01 per share, authorized
   25,000,000 shares, issued
   and outstanding 16,688,061 and 16,688,061
   shares, respectively                                 166,881         166,881
  Additional paid-in capital                         37,603,682      37,603,682
  Accumulated deficit                               (22,999,458)    (23,809,763)
  Cumulative translation adjustment                    (186,455)       (187,946)
                                                   ------------    ------------
    Total shareholders' equity                       14,585,643      13,772,854
                                                   ------------    ------------

    Total liabilities and shareholders' equity     $ 42,526,170    $ 31,423,379
                                                   ============    ============

See notes to consolidated financial statements.

                               RINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     1998               1997
                                                 ------------      ------------
NET SALES                                        $ 15,858,581      $  4,839,111

COST OF SALES                                      10,193,013         2,596,341
                                                 ------------      ------------
   Gross Profit                                     5,665,568         2,242,770

OPERATING EXPENSES:
 Distribution                                       1,328,989           508,199
 Sales & Marketing                                  1,845,018           887,072
 General & Administration                             882,513           467,547
 Product Development & Registrations                  534,219           419,992
                                                 ------------      ------------
                                                    4,590,739         2,282,810
                                                 ------------      ------------

INCOME (LOSS) BEFORE OTHER INCOME                   1,074,829           (40,040)

OTHER EXPENSE, NET                                   (264,524)          (13,540)
                                                 ------------      ------------

PROFIT (LOSS) BEFORE INCOME TAXES                     810,305           (53,580)

INCOME TAXES (BENEFITS)                                  --                --
                                                 ------------      ------------

NET INCOME (LOSS)                                $    810,305      $    (53,580)
                                                 ============      ============


Net income (loss) per common
    share - basic and diluted                    $        .05      $       (.00)
                                                 ============      ============


Shares used in calculating basic
   net income (loss) per share                     16,688,061        10,933,700
                                                 ============      ============

Shares used in calculating diluted
   net income (loss) per share                     16,800,720        10,933,700
                                                 ============      ============


See notes to consolidated financial statements.

                               RINGER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                 $    810,305    $    (53,580)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                       383,622         160,662
    Loss on sale of assets                                               78,380
    (Increase) in assets:
      Trade accounts and notes receivable           (11,065,364)     (2,572,906)
      Inventories                                      (917,553)        (59,522)
      Prepaid expenses                                  236,012         156,035
    Increase (decrease) in liabilities:
      Accounts payable                                1,522,713        (589,346)
      Accrued expenses                                1,947,543         193,212
                                                   ------------    ------------
      Net cash used in operating activities          (7,082,722)     (2,687,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                     (31,739)         (7,984)
 Proceeds from sale of equipment                                            705
 Purchase of intangible assets                          (65,392)         (8,081)
                                                   ------------    ------------
      Net cash used in investing activities             (97,131)        (15,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash received in the Dexol acquisition                                 124,073
 Net borrowings on lines of credit                    7,168,056       1,418,788
 Principal payments on long-term debt                  (349,748)         (1,600)
                                                   ------------    ------------
      Net cash used in investing activities           6,818,308       1,541,261

 Effect of exchange rate changes on cash                 (4,846)         (2,167)
                                                   ------------    ------------

Decrease in cash and cash equivalents                  (366,391)     (1,163,331)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                   423,272       1,391,069
                                                   ------------    ------------

  END OF PERIOD                                    $     56,881    $    227,738
                                                   ============    ============


See notes to consolidated financial statements.

                               RINGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

Note 1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10- KSB for the prior fiscal year ended September 30, 1997 and the Company's Transition Report on Form 10-Q for the transition period from October 31, 1997 through December 31, 1997. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 1998. Certain reclassifications were made to prior years financial statements to be consistent with those classifications used in the current year. These reclassifications had no effect on stockholders' equity or net loss as previously reported.

          Effective December 15, 1997, the Company adopted Statement on Financial Standard No. 128, "Earnings Per Share". Earnings or loss per share for prior year periods have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1998            1997
                                                    ------------   ------------
Earnings (Loss) Per Share - Basic
---------------------------------
  Net income (loss)                                 $    810,305   $    (53,580)
                                                    ------------   ------------

  Weighted average shares                             16,688,061     10,933,700
                                                    ------------   ------------
  Net income (loss) per share                       $        .05   $       (.00)
                                                    ============   ============

Earnings (Loss) Per Share - Assuming Dilution
---------------------------------------------
  Net income (loss)                                 $    810,305   $    (53,580)
                                                    ------------   ------------

  Weighted average shares                             16,688,061     10,933,700
  Dilutive impact of options and warrants                112,659            [*]
                                                    ------------   ------------
  Weighted average shares and potential dilutive
    shares outstanding                                16,800,720     10,933,700
                                                    ------------   ------------
  Net income (loss) per share                       $        .05   $       (.00)
                                                    ============   ============

[*] The impact of options and warrants are excluded because their effect would be antidilutive.


Note 2.   CHANGE IN FISCAL YEAR

          in February 1998, Management announced the decision to change the Company's fiscal year end from September 30 to December 31. In connection therewith, the Company filed a Transition Report on Form 10-Q for the period from October 31, 1997 through December 31, 1997 to transition to the beginning of its new fiscal year which begins on January 1, 1998. The Company's first financial report using its new fiscal year begins with this Quarterly Report on Form 10-QSB for the three months ended March 31, 1998.

          Comparative prior-period financial information is this financial report which was originally reported using the Company's previous fiscal year has been conformed to the new year end. Such comparative financial information used in future financial reports will also be conformed to the new fiscal year end.

Note 3.   ACQUISITIONS

          Merger with Southern Resources, Inc.
          ------------------------------------

          On December 8, 1997, a subsidiary of Ringer Corporation (the "Company") merged with Southern Resources, Inc. ("SRI") which, on that date, became a wholly-owned subsidiary of the Company. Prior to the merger, SRI was privately held. SRI is a Fort Valley, Georgia-based corporation with annual consolidated sales of approximately $25 million, which, through its wholly owned subsidiary, SureCo, Inc., manufactures and markets traditional liquid and granular pesticides. Its products are sold under a variety of proprietary and private label brand names to commercial and consumer retail markets throughout North America. Commercial pesticides are sold principally under the AllPro(R) brand to specialty agricultural, turf ornamental and professional pest control distributors. Consumer products are sold into the consumer retail market principally under the Rigo/Black Leaf(R) brand as well as under various private label store brands. The Company is currently operating SRI as a stand-alone subsidiary.

          The Company acquired all of the outstanding stock of SRI in exchange for 4,500,000 shares of the Company's restricted common stock with an aggregate valuation of $4,218,750. The SRI acquisition was accounted for under the purchase method of accounting rather than the pooling-of-interest method as originally announced. The change in accounting methods was required because of management's decision to dispose of certain assets and activities of the combined business entities. Such changes preclude the pooling of interest method of accounting. The Company has not yet finalized an analysis of the full financial impact of these intentions.

          The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over the estimated fair market values of assets acquired and liabilities assumed ("goodwill") totals approximately $2,005,000. The goodwill is being amortized on a straight-line basis over thirty years. SRI's operations are included in the Company's consolidated statements of operations subsequent to the effective date of the acquisition for accounting purposes of December 1, 1997. The Company is completing the process of establishing fair values of assets acquired and liabilities assumed. As part of this process, during the three months ended March 31, 1998, the Company reallocated $4,950,000 of the purchase price from goodwill to product registrations and trademarks, which are being amortized over twenty years. The Company has not formally completed the valuation process and may further adjust the allocation of purchase price based on a final determination of fair values.

          Acquisition of the assets of Dexol Industries, Inc.
          ---------------------------------------------------

          In March 1997, the Company completed the acquisition of substantially all of the assets of Dexol Industries, Inc. ("Dexol"), a California-based manufacturer and marketer of home and garden pesticides sold under the Dexol(R) and various private label brand names, for an aggregate purchase price of approximately $3,012,790 (the "Dexol Acquisition"). The purchase price was comprised of the issuance of 1,059,340 shares of the Company's restricted common stock valued at $1,397,005, the issuance of a promissory note to Dexol with a principal amount of $1,477,000 bearing simple interest at an annual rate of prime plus 3/4% and estimated transaction costs of $138,785. The Dexol Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over estimated fair market value of net assets acquired ("goodwill") of approximately $1,685,000 is being amortized on a straight-line basis over twenty years. Since the acquisition, the Company has operated the acquired business as its Dexol division and has continued marketing Dexol products. Dexol division operations are included in the Company's consolidated statements of operations from the effective date of the acquisition which, for accounting purposes, is March 1, 1997.

Note 4. Sales of the Company's products are generally greater during the period of January 1 through June 30 of each year due to seasonal factors.

Note 5. All comparative data reflect application of consistent accounting principles and contain no prior period adjustments.

Note 6.   Inventory consists of the following:

                                             March 31,        December 31,
                                               1998               1997
                                          --------------     -------------
          Raw Materials                  $     6,713,861    $    5,148,988
          Finished Goods                       3,010,071         3,654,921
                                          --------------     -------------
                                         $     9,723,932    $    8,803,909
                                          ==============     =============

Note 7.   LONG-TERM DEBT

                                                 March 31,          December 31,
                                                   1998                1997
                                              ---------------     -------------
          Line of credit, long-term portion   $    4,000,000
          Term loans                               2,681,645     $    3,025,241
          Notes payable                            1,814,519          1,805,241
          Capital lease obligations                   13,852             15,205
          Less current portion                    (1,331,489)        (1,538,866)
                                               --------------     -------------
                                              $    7,178,527     $    3,306,821
                                               ==============     =============


Note 8.   Supplemental disclosure of cash flow information.

          Cash paid (received) for interest during the period for:

                                                  Three Months Ended
                                                       March 31,
                                               -------------------------
                                                  1998            1997
                                               ----------      ---------
          Interest paid                       $   274,387     $   33,557
          Interest received                        (1,695)       (13,002)

          As discussed in Note 3, the Company completed the acquisition of SRI in a non-cash transaction by issuing 4,500,000 shares of the Company's unregistered, restricted common stock.

Note 9.   PRO FORMA FINANCIAL INFORMATION

          The following table sets forth unaudited pro forma sales, net income before taxes, net income and income per share for the Company as if the Ringer Corporation, Dexol and SRI businesses had been combined at the beginning of the three months ended March 31, 1997. This pro forma financial information is provided for illustrative purposes only. It is not necessarily indicative of actual operating results that would have occurred had the acquisition been in effect for the periods presented and is not necessarily indicative of results which may be obtained in the future. The operations of Dexol and SRI are included in the Company's statement of operations for the three months ended March 31, 1998, therefore pro forma information is not applicable for that period.

                                                  Three Months Ended
                                                    March 31, 1997
                                                    --------------

              Net Sales                              $  14,207,656
              Net income before taxes                      414,259
              Net income                                   414,259

              Income per share                       $         .03


NOTE 10.  ACCOUNTING STANDARD

          The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," for its fiscal year beginning January 1, 1998. Total Comprehensive Income as of March 31, 1998 was $811,796. Components of comprehensive income include net income and foreign currency translation adjustments.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

Name Change to Verdant Brands, Inc.
-----------------------------------

          At the Company's recent Annual Shareholders Meeting, the shareholders approved a proposal to change the Company's name to Verdant Brands, Inc. The Company announced in its first quarter earnings press release on April 30, 1998 that implementation of the name change will occur in June or July 1998 when an official announcement will be made. In connection with the name change, the Company will be adopting the new trading symbol of "VERD" for its shares traded on the NASDAQ National Market System.

Merger with Southern Resources, Inc.
------------------------------------

On December 8, 1997, a subsidiary of Ringer Corporation (the "Company") merged with Southern Resources, Inc. ("SRI") which, on that date, became a wholly-owned subsidiary of the Company. Prior to the merger, SRI was privately held. SRI is a Fort Valley, Georgia-based corporation with annual consolidated sales of approximately $25 million, which, through its wholly owned subsidiary, SureCo, Inc., manufactures and markets traditional liquid and granular pesticides. Its products are sold under a variety of proprietary and private label brand names to commercial and consumer retail markets throughout North America. Commercial pesticides are sold principally under the AllPro(R) brand to specialty agricultural, turf ornamental and professional pest control distributors. Consumer products are sold into the consumer retail market principally under the Rigo/Black Leaf(R) brand as well as under various private label store brands. The Company is currently operating SRI as a stand-alone subsidiary.

The Company acquired all of the outstanding stock of SRI in exchange for 4,500,000 shares of the Company's restricted common stock with an aggregate valuation of $4,218,750. The SRI acquisition was accounted for under the purchase method of accounting rather than the pooling-of-interest method as originally announced. The change in accounting methods was required because of management's decision to dispose of certain assets and activities of the combined business entities. Such changes would preclude the pooling of interest method of accounting. The Company has not yet finalized an analysis of the full financial impact of these intentions.

The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over the estimated fair market values of assets acquired and liabilities assumed ("goodwill") totals approximately $2,005,000. The goodwill is being amortized on a straight-line basis over thirty years. SRI's operations are included in the Company's consolidated statements of operations subsequent to the effective date of the acquisition for accounting purposes of December 1, 1997. The Company is completing the process of establishing fair values of assets acquired and liabilities assumed. As part of this process, during the three months ended March 31, 1998, the Company reallocated $4,950,000 of the purchase price from goodwill to product registrations and trademarks, which are being amortized over twenty years. The Company has not formally completed the valuation process and may further adjust the allocation of purchase price based on a final determination of fair values.

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

Results of Operations
---------------------

          The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:

                                                    For the Three Months
                                                       Ended March 31,
                                                       --------------
                                                       1998     1997
                                                       -----    -----
          Net sales                                    100.0 %  100.0 %
          Cost of sales                                 64.3     53.7
                                                       -----    -----
             Gross profit                               35.7     46.3

          Operating Expenses:
             Distribution                                8.4     10.5
             Sales & Marketing                          11.6     18.3
             General & Administrative                    5.5      9.6
             Product Development & Registration          3.4      8.7
                                                       -----    -----
                                                        28.9     47.1
                                                       -----    -----
          Income (loss) before other income              6.8     (0.8)
          Other expense, net                            (1.7)    (.03)
                                                       -----    -----
          Net income (loss)                              5.1%     (1.1)%
                                                       =====    =====

The following table sets forth the percentage of net sales represented by each of the Company's major product categories:
                                                     Three Months Ended
                                                          March 31,
                                                       --------------
                                                        1998     1997
                                                       -----    -----
          Pest control                                  89.4%    68.9%
          Fertilizers and composting                    10.6     31.1
                                                       -----    -----
                                                       100.0%   100.0%
                                                       =====    =====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

          Net Sales. Net sales increased $11,019,470 or 228% to $15,858,581 in the three months ended March 31, 1998 compared to $4,839,111 for the three months ended March 31, 1997. The increase was due primarily to the combined addition of approximately $10 million in 1998 sales from acquired businesses and product lines added as a result of the acquisition of Dexol in March 1997 and SRI in December 1997. Increased sales of the Company's Safer(R) brand pesticides contributed to the remaining increase in total sales.

          Sales during the three months ended March 31 consist primarily of initial orders to direct customers and reorders from distributors who make their initial purchases for the season in the preceding quarter. The Company's performance during the remainder of the year from April 1 through December 31 is dependent upon reorders from distributors and direct customers during the summer and fall seasons and upon initial orders from distributors during the last quarter under early order programs for the following spring season. The level of sales for the fiscal year depends largely upon the level of retail sales of the Company's products to home owner consumers and the level of unsold retail inventory of the Company's products remaining in retail and wholesale distribution channels carried over from the previous year. Retail sales to consumers are affected by numerous outside circumstances such as weather, competitors' products and sales and marketing programs, as well as new product introductions. Each of these factors can fluctuate substantially from year to year and from quarter to quarter. Total year sales cannot be accurately projected with any degree of certainty based on results for the three months ended March 31.

          Gross Margins. Gross margins decreased to 35.7% in the three months ended March 31, 1998 compared to 46.3% in the three months ended March 31, 1997. The decrease was due largely to the addition of SRI and Dexol products which has caused a shift in product mix to a higher percentage of lower-margin traditional chemical pesticides. Also, the decrease in gross margin reflects high levels of manufacturing overhead incurred at SRI caused in part by certain transition costs and inefficiencies experienced during the initial stages of the transfer and integration of the manufacturing plant into the Company's operations.

          Operating Expenses. Distribution expenses increased in absolute dollars by $820,790 or 162% to $1,328,989 for the three months ended March 31, 1998 from $508,199 for the three months ended March 31, 1997, but decreased as a percentage of sales to 8.4% for the three months ended March 31, 1998 from 10.5% for the three months ended March 31, 1997. The increase in distribution expenses in absolute dollars for the period in 1998 compared to 1997 was due to incremental distribution expenses associated with increased sales for the same period in 1998 compared to 1997. The decrease in distribution expenses as a percentage of sales is due in part to lower incremental freight rates per pound associated with the SRI sales added in 1998. The lower rates are largely the result of closer relative proximity of distribution facilities to customers and to closing and combining certain distribution sites to facilitate larger relative shipments and more efficient distribution operations.

Sales and marketing expenses in absolute dollars increased $957,946 or 108% to $1,845,018 for the three months ended March 31, 1998 from $887,072 for the three months ended March 31, 1997, but decreased as a percentage of sales to 11.6% for the three months ended March 31, 1998 compared to 18.3% for the same period in 1997. The increase in sales and marketing expenses was largely due to increased variable selling expenses associated with higher sales levels and the addition of the SRI and Dexol sales and marketing organizations for the three months ended March 31, 1998 compared to only one month of Dexol sales and marketing expense included in the same period of 1997. The decrease in sales and marketing expenses as a percentage of sales for the three months ended March 31, 1998 compared to the same period in 1997 was largely the result of synergies experienced through combining the various sales and marketing organizations and eliminating redundant expenses and unnecessary overhead.

General and administrative costs increased $414,966 or 89% to $882,513 for the three months ended March 31 1998 from $467,547 for the three months ended March 31, 1997. The increase was primarily due to the addition of general and administrative expenses and increased amortization of intangible assets associated with the SRI and Dexol acquisitions.

Product development and registration expenses increased $114,227 or 27.2% to $534,219 for the three months ended March 31, 1998 compared to $419,992 for the three months ended March 31, 1997. The increase was due primarily to increased product registration costs for products added in the SRI and Dexol acquisitions.

          Other Expense, Net. Net other expense increased by $250,984 to $264,524 for the three months ended March 31, 1998 compared to net other expense of $13,540 for the three months ended March 31, 1997. The increase in net other expense was mainly due to additional interest expense on increased borrowings on the Company's lines of credit and interest expense incurred on long-term and short-term debt assumed in the Dexol and SRI acquisitions.

Liquidity and Capital Resources
-------------------------------

          The Company's operations and cash needs are highly seasonal. During the three months ended December 31 of each year, the Company usually solicits and ships early orders and expands production to build inventory needed for its major selling season. During the three months ended March 31, the Company's shipments consist of initial sales to direct mass merchant customers and reorder sales to certain distribution customers. Most of the Company's seasonal shipments and therefore most of the billings that result in revenue recognition and in receivables, occur during the months of January through May of each year. Accordingly, the Company typically consumes significant cash in operating activities during the periods from October through May of each year as it finances increases in inventory, primarily during the periods from October through April, and increases in receivables, primarily during the period from late December through the end of May.

          Consistent with such seasonal fluctuations, cash decreased by $366,391 during the three months ended March 31, 1998. The decrease in cash reflects the following: cash of $7,082,722 consumed in operating activities, primarily to finance increased receivables, inventory and product registration prepayments, and pay accounts payable incurred from earlier raw material inventory and contract production activities, cash of $97,131 consumed in investing activities to purchase equipment and intangible assets, and cash provided from financing activities of $6,818,308 consisting of 7,168,056 in borrowings against the Company's lines of credit and principal payments on long-term debt of $349,748.

          The Company relies on bank financing in the form of working capital lines of credit to fund seasonal increases in receivables and inventory. The Company currently has in place a three-year $25,000,000 credit facility with GE Capital Services which funds working capital needs of the parent company and its wholly owned subsidiary, Safer, Inc. The credit facility is intended to finance the Company's seasonal working capital needs and to provide financing for future acquisitions. Outstanding borrowings on this line of credit at March 31, 1998 totaled $3,959,054.

          In addition, the Company's wholly-owned subsidiary, SRI, had during the quarter an $8,000,000 working capital credit facility with a commercial finance corporation which matured on April 22, 1998. Subsequent to March 31, 1998, the Company consolidated this line into its GE Capital Services line. Outstanding borrowings under this credit facility as of March 31, 1998 totaled $6,233,912, of which $4,000,000 is classified as long-term debt.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to shareholders for a vote during the quarter ended March 31, 1998. However, the annual meeting of shareholders was held, subsequent to the end of the quarter, on April 15, 1998. All items of business at the annual shareholder meeting were approved by a vote of a majority of outstanding shares. Items of business conducted at the meeting are as follows:

1.        The election of eight directors as stated in the proxy statement.
          Seven of the elected directors were incumbents standing for reelection, namely Stanley Goldberg, Gordon F. Stofer, Robert W. Fischer, Donald E. Lovness, Franklin Pass, M.D., Frederick F. Yanni, and John F. Hetterick. A new director, David K. Vansant, was elected to increase the current number of directors to eight.

2. The approval to amend the Articles of Incorporation to change the name of the Company from "Ringer Corporation" to "Verdant Brands, Inc."

3. The approval of an amendment to the Ringer Corporation Stock Option Plan for Non-Employee Directors to increase the number of shares of Common Stock of Ringer Corporation reserved for issuance upon the exercise of stock options granted under the Plan from 200,000 shares to 400,000 shares.

4. The ratification of the sale of 150,000 shares of unregistered restricted common stock to Stanley Goldberg and the sale of 50,000 shares of unregistered restricted common stock to Mark G. Eisenschenk.

5. The ratification of the selection of Deloitte and Touche to serve as the Company's independent auditors.


Item 5.   OTHER INFORMATION - CHANGE IN FISCAL YEAR

          Management announced on February 9, 1998 the decision to change the Company's fiscal year end from September 30 to December 31. Accordingly, the period covered by Form 10-QSB, from October 1, 1997 through December 31, 1997, is a transition period to the Company's new fiscal year which began January 1, 1998.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)       Exhibits

   Exhibit
   Number         Description
--------------------------------------------------------------------------------

        2.1 Agreement for Purchase and Sale of Assets by and between Ringer Corporation and Dexol Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Amended Current Report on Form 8-K/A filed on June 16, 1997, SEC File No. 0-18921).

        2.2 Amended and Restated Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of the Company's Amended Current Report on Form 8-K/A filed on February 19, 1998, SEC File No. 0-18921).

        4.1 Specimen certificate of Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

      *10.1 1986 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, SEC File No. 33-37806).

      *10.2 Amendment No.1 dated January 1, 1988, Amendments No. 2 dated September 9, 1992 and Amendment No. 3 dated January 4, 1995 to the Company's 1986 Employee Incentive Stock Option Plan.

      *10.3 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993, SEC File No. 0-18921).

      *10.4 Amendment No.1 to the Company's Stock Option Plan for Non-Employee Directors dated December 8, 1997.

       10.5 Lease Agreement between the Company and 94th Street Associates, a Minnesota Partnership, dated August 15, 1996 (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, SEC File No. 0-18921.)

       10.6 Lease Agreement between the Company and MEPC American Properties, Inc., a Delaware corporation, dated August 16, 1996 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)

      *10.7 Employment Agreement between the Company and Stanley Goldberg dated September 13, 1992 (incorporated by reference to Exhibit
                10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, SEC File No. 0-18921).

      *10.8 Amendment of Employment Agreement between the Company and Stanley Goldberg, dated December 5, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

      *10.9 Employment Agreement between the Company and Mark G. Eisenschenk, dated December 5, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Amended Annual Report on Form 10- KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921)..

      *10.10 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997 (incorporated by reference to Exhibit 10.8 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

      *10.11 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997 (incorporated by reference to Exhibit 10.9 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

       10.12 Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB for the third fiscal quarter ended June 30, 1997, SEC File No. 0-18921).

       10.13 Stock Subscription Warrant between the Company and Robert W. Fischer Co., Inc. dated July 18, 1990 (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

       10.14 Cross-Licensing and Joint Licensing/Sale Agreement between Ringer Corporation and Mycogen Corporation, dated May 31, 1994 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

       10.15 Patent License Agreement between Ringer Corporation, Mycogen Corporation and Monsanto Company, dated June 29, 1994 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

      *10.16 Ringer Corporation 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)

        27.1    Financial Data Schedule

                *       Management contract or compensation plan or arrangement.

        (b)     Reports on Form 8-K

                The Company filed an Amended Current Report on Form 8-K/A on February 19, 1998 with regard to the Company's merger with Southern Resources, Inc.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                            RINGER CORPORATION





Dated:   May 11, 1998       By /S/ Stanley Goldberg
                              ---------------------
                                Stanley Goldberg
                                President and Chief Executive Officer





Dated:   May 11, 1998       By /S/ Mark G. Eisenschenk
                               ------------------------
                                Mark G. Eisenschenk
                                Executive Vice President and Chief Financial
                                Officer (principal financial officer)

                                INDEX TO EXHIBITS


   Exhibit
   Number         Description
--------------------------------------------------------------------------------
        2.1 Agreement for Purchase and Sale of Assets by and between Ringer Corporation and Dexol Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Amended Current Report on Form 8-K/A filed on June 16, 1997, SEC File No. 0-18921).

        2.2 Amended and Restated Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of the Company's Amended Current Report on Form 8-K/A filed on February 19, 1998, SEC File No. 0-18921).

        4.1 Specimen certificate of Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

      *10.1 1986 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, SEC File No. 33-37806).

      *10.2 Amendment No.1 dated January 1, 1988, Amendments No. 2 dated September 9, 1992 and Amendment No. 3 dated January 4, 1995 to the Company's 1986 Employee Incentive Stock Option Plan.

      *10.3 10.3 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993, SEC File No. 0-18921).

      *10.4 10.4 Amendment No.1 to the Company's Stock Option Plan for Non-Employee Directors dated December 8, 1997.

       10.5 Lease Agreement between the Company and 94th Street Associates, a Minnesota Partnership, dated August 15, 1996 (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, SEC File No. 0-18921.)

       10.6 Lease Agreement between the Company and MEPC American Properties, Inc., a Delaware corporation, dated August 16, 1996 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)

      *10.7 10.7 Employment Agreement between the Company and Stanley Goldberg dated September 13, 1992 (incorporated by reference to
                Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, SEC File No. 0-18921).

      *10.8 10.8 Amendment of Employment Agreement between the Company and Stanley Goldberg, dated December 5, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

      *10.9 10.9 Employment Agreement between the Company and Mark G. Eisenschenk, dated December 5, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Amended Annual Report on Form 10- KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921)..

      *10.10 10.10 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997 (incorporated by reference to Exhibit 10.8 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

      *10.11 10.11 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997 (incorporated by reference to Exhibit 10.9 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

       10.12 Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB for the third fiscal quarter ended June 30, 1997, SEC File No. 0-18921).

       10.13 Stock Subscription Warrant between the Company and Robert W. Fischer Co., Inc. dated July 18, 1990 (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

       10.14 Cross-Licensing and Joint Licensing/Sale Agreement between Ringer Corporation and Mycogen Corporation, dated May 31, 1994 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

       10.15 Patent License Agreement between Ringer Corporation, Mycogen Corporation and Monsanto Company, dated June 29, 1994 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

      *10.16 10.16 Ringer Corporation 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)
        27.1
                Financial Data Schedule

                *       Management contract or compensation plan or arrangement.