Form 10QSB
period 1998-06-30
VERDANT BRANDS INC
filed 1998-08-14
CIK 866752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998
                               ------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------


Commission file number:             0-18921
                        --------------------------------------------------------



                              VERDANT BRANDS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               Minnesota                             41-0848688
----------------------------------------  --------------------------------------
(State of incorporation or organization)  (I.R.S. Employer Identification No.)

9555 James Avenue South, Suite 200, Bloomington, Minnesota       55431-2543
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (612) 703-3300
                -----------------------------------------------
                (Issuer's telephone number, including area code)

                              Ringer Corporation
                              ------------------
                                 (Former name)

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

                 Common Stock, $.01 par value 16,690,261 shares


     Transitional Small Business Issuer format:          [ ] Yes       [X] No

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.
          ---------------------

                              VERDANT BRANDS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                    June 30,    December 31,
                                                      1998          1997
                                                  ------------   ------------
ASSETS
------

Current Assets:
  Cash and cash equivalents                       $    159,115   $    423,272
  Accounts receivable                               14,702,485      4,437,264
  Inventories                                       11,068,799      8,803,909
  Prepaid assets                                       747,287      1,180,250
                                                  ------------   ------------
   Total current assets                             26,677,686     14,844,695

Property and equipment (net)                         2,708,931      2,904,094
Intangible assets (net)                             13,199,639     13,469,697
Other assets                                           150,967        204,893
                                                  ------------   ------------
   Total assets                                    $42,737,223    $31,423,379
                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Bank line of credit                             $  7,609,641   $  3,024,910
  Accounts payable                                  10,132,958      7,818,030
  Accrued expenses                                   2,314,785      1,961,898
  Current portion of long-term debt                    301,703      1,538,866
                                                  ------------   ------------
   Total current liabilities                        20,359,087     14,343,704

Long-Term Debt                                       7,123,003      3,306,821

Shareholders' Equity:
  Common Stock, par value $.01 per share,
  authorized 25,000,000 shares,  issued and
  outstanding 16,690,261 and 16,688,061
  shares, respectively                                 166,903        166,881
  Additional paid-in capital                        37,869,047     37,603,682
  Receivable from sale of stock                       (249,375)
  Accumulated deficit                              (22,295,666)   (23,809,763)
  Cumulative translation adjustment                   (235,776)      (187,946)
                                                  ------------   ------------
    Total shareholders' equity                      15,255,133     13,772,854
                                                  ------------   ------------

    Total liabilities and shareholders' equity    $ 42,737,223   $ 31,423,379
                                                  ============   ============

See notes to consolidated financial statements.

                              VERDANT BRANDS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             Three Months Ended           Six Months Ended
                                                   June 30,                   June  30,
                                        --------------------------  -------------------------
                                            1998          1997          1998          1997
                                        ------------  ------------  ------------  -----------

NET SALES                               $15,886,707   $ 7,358,048   $31,745,288   $12,197,159
COST OF SALES                             9,856,355     3,915,140    20,049,368     6,511,481
                                        -----------   -----------   -----------   -----------
   Gross Profit                           6,030,352     3,442,908    11,695,920     5,685,678


OPERATING EXPENSES:
 Distribution                             1,720,618       806,627     3,049,607     1,314,826
 Sales & Marketing                        1,681,964     1,527,132     3,526,982     2,414,204
 General & Administration                 1,045,066       643,476     1,927,579     1,111,023
 Product Development & Registrations        557,213       227,559     1,091,432       647,551
                                        -----------   -----------   -----------   -----------
                                          5,004,861     3,204,794     9,595,600     5,487,604
                                        -----------   -----------   -----------   -----------
INCOME BEFORE OTHER
  EXPENSE                                 1,025,491       238,114     2,100,320       198,074

OTHER EXPENSE, NET                         (321,699)      (54,035)     (586,223)      (67,575)
                                        -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                  703,792       184,079     1,514,097       130,499

INCOME TAXES

NET INCOME                              $   703,792   $   184,079   $ 1,514,097   $   130,499
                                        ===========   ===========   ===========   ===========

Net income per common
    share - basic and diluted                  $.04          $.02          $.09          $.01
                                        ===========   ===========   ===========   ===========

Shares used in calculating basic
    net income per share                 16,689,246    12,117,534    16,688,654    11,525,617
                                        ===========   ===========   ===========   ===========

Shares used in calculating diluted
    net income per share                 16,939,972    12,175,454    16,870,346    11,554,577
                                        ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

                              VERDANT BRANDS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Six Months Ended
                                                                     June 30,
                                                            --------------------------
                                                                1998          1997
                                                            ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  1,514,097   $   130,499
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                                 768,071       329,532
   Loss on disposal of intangible assets                           5,055        72,217
   Loss on disposal of assets                                      7,144         1,529
   (Increase) decrease in assets:
    Trade accounts and notes receivable                      (10,169,598)    1,027,005
    Inventories                                               (2,275,694)      582,808
    Prepaid expenses                                             232,809       (77,166)
   Increase (decrease) in liabilities:
    Accounts payable                                           2,552,839    (2,461,549)
    Accrued expenses                                             129,037       527,068
                                                            ------------   -----------
     Net cash used in (provided by) operating activities      (7,236,240)      131,943

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                              (96,269)       (9,535)
 Proceeds from sale of equipment                                   1,265         5,705
 Purchase of intangible assets                                   (75,707)      (23,112)
                                                            ------------   -----------
    Net cash used in investing activities                       (170,711)      (26,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings from bank line of credit                       8,584,731
 Cash received in Dexol acquisition                                            124,073
 Proceeds from issuance of common stock                           16,012
 Principal payments on long-term debt                         (1,449,791)       (6,400)
                                                            ------------   -----------
    Net cash received from financing activities                7,150,952       117,673

 Effect of exchange rate changes on cash                          (8,158)          505
                                                            ------------   -----------
    Increase (decrease) in cash and cash equivalents            (264,157)      223,179

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                            423,272     1,391,069
                                                            ------------   -----------
  END OF PERIOD                                             $    159,115   $ 1,614,248
                                                            ============   ===========

See notes to consolidated financial statements.

                              VERDANT BRANDS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998


Note 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Verdant Brands, Inc. (formerly Ringer Corporation) have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the prior fiscal year ended September 30, 1997 and the Company's Transition Report on Form 10-QSB for the transition period from October 1, 1997 through December 31, 1997. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 1998. Certain reclassifications were made to prior year financial statements to be consistent with those classifications used in the current year. These reclassifications had no effect on shareholders' equity or net income or loss as previously reported.

         Effective December 15, 1997, the Company adopted Statement on Financial Standard No. 128, "Earnings Per Share". Earnings per share for prior year periods have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.


                                                               Three Months Ended        Six Months Ended
                                                                     June 30,                June 30,
                                                           ------------------------  -----------------------
                                                              1998         1997         1998         1997
                                                           -----------  -----------  -----------  ----------
       Earnings Per Share - Basic
       --------------------------
         Net income                                        $   703,792  $   184,079  $ 1,514,097  $   130,499
                                                           -----------  -----------  -----------  -----------

         Weighted average shares                            16,689,246   12,117,534   16,688,654   11,525,617
                                                           -----------  -----------  -----------  -----------
         Net income per share                              $       .04  $       .02  $       .09  $       .01
                                                           ===========  ===========  ===========  ===========

       Earnings Per Share - Assuming Dilution
       --------------------------------------
         Net income                                        $   703,392  $   184,079  $ 1,514,097  $   130,499
                                                           -----------  -----------  -----------  -----------

         Weighted average shares                            16,689,246   12,117,534   16,688,654   11,525,617
         Dilutive impact of options and warrants               250,726       57,920      181,692       28,960
                                                           -----------  -----------  -----------  -----------
         Weighted average shares and potential dilutive
          shares outstanding                                16,939,972   12,175,454   16,870,346   11,554,577
                                                           -----------  -----------  -----------  -----------
         Net income per share                              $       .04  $       .02  $       .09  $       .01
                                                           ===========  ===========  ===========  ===========


Note 2.  CHANGE IN FISCAL YEAR

         In February 1998, management announced its decision to change the Company's fiscal year end from September 30 to December 31. In connection therewith, the Company filed a Transition Report on Form 10-QSB for the period from October 1, 1997 through December 31, 1997 to transition to the beginning of its new fiscal year which began on January 1, 1998. Comparative prior period financial information has been conformed to the new year end.

Note 3.  ACQUISITIONS

         Merger with Southern Resources, Inc.
         ------------------------------------

         On December 8, 1997, a subsidiary of Verdant Brands, Inc. (the "Company") merged with Southern Resources, Inc. ("SRI") which, on that date, became a wholly-owned subsidiary of the Company. Prior to the merger, SRI was privately held. SRI is a Fort Valley, Georgia-based corporation with annual consolidated sales in 1997 of approximately $25 million, which, through its wholly-owned subsidiary, SureCo, Inc., manufactures and markets traditional liquid and granular pesticides. Its products are sold under a variety of proprietary and private label brand names to commercial and consumer retail markets throughout North America. Commercial pesticides are sold principally under the AllPro(R) brand to specialty agricultural, turf ornamental and professional pest control distributors. Consumer products are sold into the consumer retail market principally under the Rigo/Black Leaf(R) brand as well as under various private label store brands. The Company is currently operating SRI as a stand-alone subsidiary.

         The Company acquired all of the outstanding stock of SRI in exchange for 4,500,000 shares of the Company's restricted common stock with an aggregate valuation of $4,218,750. The SRI acquisition was accounted for using the purchase method of accounting rather than the pooling-of-interest method as originally announced. The change in accounting methods was required because of management's decision to dispose of certain assets and activities of the combined business entities. Such a disposal precludes the pooling of interest method of accounting. The Company has not yet finalized its analysis of the full financial impact associated with its disposal plans.

         The SRI purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over the estimated fair market values of assets acquired and liabilities assumed ("goodwill") totals approximately $2,072,000. The goodwill is being amortized on a straight-line basis over thirty years. SRI's operations are included in the Company's consolidated statements of operations subsequent to the effective date of the acquisition which, for accounting purposes, is December 1, 1997. The Company is completing the process of establishing fair values of assets acquired and liabilities assumed. As part of this process, during the three months ended March 31, 1998, the Company reallocated $4,950,000 of the purchase price from goodwill to product registrations and trademarks, which are being amortized over twenty years. Since the Company has not formally completed the valuation process, further adjustments to the allocation of purchase price based on a final determination of fair values may occur.

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

         The Dexol Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over estimated fair market value of net assets acquired ("goodwill") of approximately $1,840,000 is being amortized on a straight-line basis over twenty years. Since the acquisition, the Company has operated the acquired business as its Dexol division and has continued marketing Dexol products. Dexol division operations are included in the

         Company's consolidated statements of operations from the effective date of the acquisition which, for accounting purposes, is March 1, 1997.
,
Note 4. Sales of the Company's products are greater during the period of January 1 through June 30 of each year due to seasonal factors.

Note 5. All comparative data reflect application of consistent accounting principles. A total of $195,000 in estimated co-op advertising expense accruals remaining from 1997 were reversed during the quarter based on actual co-op claims received.

Note 6.  Inventory consists of the following:

                                         June 30,    December 31,
                                           1998          1997
                                        -----------  ------------
           Raw Materials                $ 7,219,360   $ 5,148,988
           Finished Goods                 3,849,439     3,654,921
                                        -----------  ------------
                                        $11,068,799   $ 8,803,909
                                        ===========  ============

Note 7.  LONG-TERM DEBT
                                                 June 30,      December 31,
                                                   1998           1997
                                                -----------   -------------
           Line of credit, long-term portion    $ 4,000,000
           Term loans                             1,587,418     $ 3,025,241
           Notes payable                          1,824,451       1,805,241
           Capital lease obligations                 12,837          15,205
           Less current portion                    (301,703)     (1,538,866)
                                                -----------   -------------
                                                $ 7,123,003     $ 3,306,821
                                                ===========   =============

Note 8.  Supplemental disclosure of cash flow information.

         Cash paid (received) for interest during the period for:

                                          Six Months Ended
                                              June 30,
                                      ------------------------
                                          1998         1997
                                      -----------  -----------
           Interest paid              $   554,468  $   116,164
           Interest received               (6,095)     (14,198)

Note 9.  PRO FORMA FINANCIAL INFORMATION

         The following table sets forth unaudited pro forma sales, net income before taxes, net income and income per share for the Company as if the Verdant Brands, Inc., Dexol and SRI businesses had been combined at the beginning of the three months and six months periods ended June 30, 1997. This pro forma financial information is provided for illustrative purposes only. It is not necessarily indicative of actual operating results that would have occurred had the acquisition been in effect for the periods presented and is not necessarily indicative of results which may be obtained in the future. The operations of Dexol and SRI are included in the Company's statements of operations for the three months and six months ended June 30, 1998, therefore pro forma information is not applicable for those periods.

                                 Three Months     Six Months
                                Ended June 30,  Ended June 30,
                                     1997            1997
                                --------------  --------------

         Net sales                 $15,172,000     $29,373,000
         Net income before taxes       275,700         801,000
         Net income                    275,700         801,000

         Income per share -
            basic and diluted      $       .02     $       .05



NOTE 10. ACCOUNTING STANDARD

         The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," for its fiscal year beginning January 1, 1998. Total comprehensive income for the three month and six month periods ended June 30, 1998 was $654,471 and $1,466,267, respectively. Components of comprehensive income include net income and foreign currency translation adjustments.

                                      ****

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS.
                      -----------------------------------

Name Change to Verdant Brands, Inc.
-----------------------------------

       At the Company's 1998 Annual Shareholders Meeting, the shareholders approved a proposal to change the Company's name from Ringer Corporation to Verdant Brands, Inc. The Company announced its intent to change its name in its first quarter earnings press release on April 30, 1998. The name change occurred on July 20, 1998. In connection with the name change, the Company adopted the new trading symbol of "VERD" for its shares traded on the NASDAQ National Market System.

Merger with Southern Resources, Inc.
------------------------------------

On December 8, 1997, a subsidiary of Verdant Brands, Inc. (the "Company") merged with Southern Resources, Inc. ("SRI") which, on that date, became a wholly-owned subsidiary of the Company. Prior to the merger, SRI was privately held. SRI is a Fort Valley, Georgia-based corporation with annual consolidated sales in 1997 of approximately $25 million, which, through its wholly-owned subsidiary, SureCo, Inc., manufactures and markets traditional liquid and granular pesticides. Its products are sold under a variety of proprietary and private label brand names to commercial and consumer retail markets throughout North America. Commercial pesticides are sold principally under the AllPro(R) brand to specialty agricultural, turf ornamental and professional pest control distributors. Consumer products are sold into the consumer retail market principally under the Rigo/Black Leaf(R) brand as well as under various private label store brands. The Company is currently operating SRI as a stand-alone subsidiary.

The Company acquired all of the outstanding stock of SRI in exchange for 4,500,000 shares of the Company's restricted common stock with an aggregate valuation of $4,218,750. The SRI acquisition was accounted for using the purchase method of accounting rather than the pooling-of-interest method as originally announced. The change in accounting methods was required because of management's decision to dispose of certain assets and activities of the combined business entities. Such a disposal precludes the pooling of interest method of accounting. The Company has not yet finalized its analysis of the full financial impact associated with its disposal plans.

The SRI purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values. The excess of purchase price over the estimated fair market values of assets acquired and liabilities assumed ("goodwill") totals approximately $2,072,000. The goodwill is being amortized on a straight-line basis over thirty years. SRI's operations are included in the Company's consolidated statements of operations subsequent to the effective date of the acquisition which, for accounting purposes, is December 1, 1997. The Company is completing the process of establishing fair values of assets acquired and liabilities assumed. As part of this process, during the three months ended March 31, 1998, the Company reallocated $4,950,000 of the purchase price from goodwill to product registrations and trademarks, which are being amortized over twenty years. Since the Company has not formally completed the valuation process, further adjustments to the allocation of purchase price based on a final determination of fair values may occur.

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

The Dexol Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over estimated fair market value of net assets acquired ("goodwill") of approximately $1,840,000 is being amortized on a straight-line basis over twenty years. Since the acquisition, the Company has operated the acquired business as its Dexol division and has continued marketing Dexol products. Dexol division operations are included in the Company's consolidated statements of operations from the effective date of the acquisition which, for accounting purposes, is March 1, 1997.

Results of Operations
---------------------

       The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:

                                                    Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                  -------------------  ---------------------
                                                    1998      1997       1998        1997
                                                  --------  ---------  ---------  ----------
          Net sales                                 100.0 %    100.0 %    100.0 %     100.0 %
          Cost of sales                              62.0       53.2       63.2        53.4
                                                   ------     ------     ------      ------
             Gross profit                            38.0       46.8       36.8        46.6

          Operating Expenses:
             Distribution                            10.8       11.0        9.6        10.8
             Sales & Marketing                       10.6       20.7       11.1        19.8
             General & Administrative                 6.6        8.8        6.1         9.1
             Product Development & Registration       3.5        3.1        3.4         5.3
                                                   ------     ------     ------      ------
                                                     31.5       43.6       30.2        45.0
                                                   ------     ------     ------      ------
          Income before other expense                 6.5        3.2        6.6         1.6
          Other expense, net                         (2.1)       (.7)      (1.8)        (.5)
                                                   ------     ------     ------      ------
          Net income                                  4.4 %      2.5 %      4.8 %       1.1 %
                                                   ======     ======     ======      ======

The following table sets forth the percentage of net sales represented by each of the Company's major product categories:

                                                    Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                  -------------------  ---------------------
                                                    1998      1997       1998        1997
                                                  --------  ---------  ---------  ----------

          Pest control                              90.4 %     85.7 %     89.6 %      80.9 %
          Fertilizers and composting                 9.6       14.3       10.4        19.1
                                                   ------     ------     ------      ------
                                                   100.0 %    100.0 %    100.0 %     100.0 %
                                                   ======     ======     ======      ======

Seasonal factors effecting sales and results of operations

       Sales during the year are very seasonal. First quarter sales normally consist of sales on initial orders from direct customers and reorders from distributors who made their initial purchases for the season in the final quarter of the preceding year. Second and third quarter sales consist largely of reorders from direct-ship customers and sales of in-season promotion products. Fourth quarter sales consist primarily of shipments on early season orders from distributors who are stocking warehouses for the upcoming spring selling season. Most of the Company's sales occur during the months of December through June of each year. The level of sales for the fiscal year depends largely upon the level of retail sales of the Company's products to home owner consumers and the level of unsold retail inventory of the Company's products remaining in retail and wholesale distribution channels carried over from the previous year. Retail sales to consumers are affected by numerous outside circumstances such as weather, competitors' products and sales and marketing programs, as well as new product introductions. Each of these factors can fluctuate substantially from year to year and from quarter to quarter. Total year sales cannot be accurately projected with any degree of certainty based on results for the three months and six months ended June 30.

Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997

       Net Sales. Net sales increased $8,528,659 or 116% to $15,886,707 in the three months ended June 30, 1998 compared to $7,358,048 for the three months ended June 30, 1997. The increase was due primarily to the addition of approximately $7.9 million in 1998 net sales generated from business and product lines added as a result of the acquisition of SRI in December 1997. Increased sales of the Company's Safer(R) brand pesticides contributed to the remaining increase in net sales.

       Gross Margins. Gross margins as a percent of sales decreased to 38.0% for the three months ended June 30, 1998 compared to 46.8% for the three months ended June 30, 1997. The decrease was the result of the SRI product sales added in 1998 which shifted product mix to an increased proportion of traditional chemical pesticides sales which carry lower average gross margins compared to the sales mix in 1997. In addition, unfavorable manufacturing efficiency variances were incurred at the SRI plant caused by certain material and packaging shortages, down time associated with manufacturing equipment repair and other factors, which further contributed to the decrease in gross margins as a percent of sales.

       Operating Expenses. Distribution expenses increased in absolute dollars by $913,991 or 113% to $1,720,618 for the three months ended June 30, 1998 from $806,627 for the three months ended June 30, 1997, but decreased as a percentage of sales to 10.8% for the three months ended June 30, 1998 from 11.0% for the three months ended June 30, 1997. The increase in distribution expenses in absolute dollars in 1998 compared to 1997 was primarily due to incremental distribution expenses incurred on increased sales in 1998 compared to 1997. The decrease in distribution expenses as a percentage of sales reflects lower average freight cost on SRI shipments due to closer proximity to customer locations.

       Sales and marketing expenses in absolute dollars increased $154,832 or 10.1% to $1,681,964 for the three months ended June 30, 1998 from $1,527,132 for the three months ended June 30, 1997, but decreased as a percentage of sales to 10.6% for the three months ended June 30, 1998 compared to 20.7% for the same period in 1997. The increase in sales and marketing expenses was largely due to increased variable selling expenses associated with higher sales levels, offset in part by the reversal of $195,000 in estimated co-op advertising accruals originally recorded in 1997, and the addition of the SRI sales and marketing organizations for the three months ended June 30, 1998. The decrease in sales and marketing expenses as a percentage of sales for the three months ended June 30, 1998 compared to the same period in 1997 was largely the result of synergies experienced from combining the various sales and marketing organizations and eliminating redundant expenses and unnecessary overhead.

       General and administrative costs increased $401,590 or 62.4% to $1,045,066 for the three months ended June 30, 1998 from $643,476 for the three months ended June 30, 1997. The increase was primarily due to the addition of SRI general and administrative expenses and increased amortization of intangible assets associated with the SRI acquisition.

       Product development and registration expenses increased $329,654 or 144.9% to $557,213 for the three months ended June 30, 1998 compared to $227,559 for the three months ended June 30, 1997. The increase was due primarily to increased product registration costs for products added in the SRI acquisitions.

       Other Expense, Net. Net other expense increased by $267,664 to $321,699 for the three months ended June 30, 1998 compared to net other expense of $54,035 for the three months ended June 30, 1997. The increase in net other expense was mainly due to additional interest expense on increased borrowings on the Company's lines of credit and interest expense incurred on long-term and short-term debt assumed in the SRI acquisition.

Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997

       Net Sales. Net sales increased $19,548,129 or 160.3% to $31,745,288 in the six months ended June 30, 1998 compared to $12,197,159 for the six months ended June 30, 1997. The increase was due primarily to additional sales generated from the Dexol and SRI acquisitions. Net sales for the six months ended June 30, 1998 contained approximately $15.9 million in SRI net sales compared to no SRI net sales for the six months ended June 30, 1997. In addition, the six month period ended June 30, 1998 included six months of Dexol product sales totaling approximately $6.8 million compared to only four months of Dexol product sales totaling $4.8 million included in the six months ended June 30, 1997. Increased sales of the Company's Safer(R) brand pesticides contributed to the remaining increase in net sales.

       Gross Margins. Gross margins as a percent of sales decreased to 36.8% for the six months ended June 30, 1998 compared to 46.6% for the six months ended June 30, 1997. The decrease was the result of the SRI product sales added in 1998 which shifted product mix to an increased proportion of traditional chemical pesticide sales which carry lower average gross margins compared to the sales mix in 1997. In addition, unfavorable manufacturing efficiency variances incurred at the SRI plant caused by certain material and packaging shortages, down time associated with manufacturing equipment repair and other factors, further contributed to the decrease in gross margins as a percent of sales.

       Operating Expenses. Distribution expenses increased in absolute dollars by $1,734,781 or 131.9% to $3,049,607 for the six months ended June 30, 1998 from $1,314,826 for the three months ended June 30, 1997, but decreased as a percentage of sales to 9.6% for the six months ended June 30, 1998 from 10.8% for the six months ended June 30, 1997. The increase in distribution expenses in absolute dollars in 1998 compared to 1997 was primarily due to incremental distribution expenses incurred on increased sales in 1998 compared to 1997. The decrease in distribution expenses as a percentage of sales reflects lower average freight cost on SRI shipments due to closer proximity to customer locations.

       Sales and marketing expenses in absolute dollars increased $1,112,778 or 46.1% to $3,526,982 for the six months ended June 30, 1998 from $2,414,204 for the three months ended June 30, 1997, but decreased as a percentage of sales to 11.1% for the six months ended June 30, 1998 compared to 19.8% for the same period in 1997. The increase in sales and marketing expenses was largely due to increased variable selling expenses associated with higher sales levels, offset in part by the reversal of $195,000 in estimated co-op advertising accruals originally recorded in 1997, and the addition of the SRI sales and marketing organizations for the six months ended June 30, 1998. The decrease in sales and marketing expenses as a percentage of sales for the three months ended June 30, 1998 compared to the same period in 1997 was largely the result of synergies experienced from combining the various sales and marketing organizations and eliminating redundant expenses and unnecessary overhead.

       General and administrative costs increased $816,556 or 73.5% to $1,927,579 for the six months ended June 30, 1998 from $1,111,023 for the six months ended June 30, 1997. The increase was primarily due to the addition of SRI general and administrative expenses and increased amortization of intangible assets associated with the SRI acquisition.

       Product development and registration expenses increased $443,881 or 68.5% to $1,091,432 for the six months ended June 30, 1998 compared to $647,551 for the three months ended June 30, 1997. The increase was due primarily to increased product registration costs for products added in the SRI acquisitions.

       Other Expense, Net. Net other expense increased by $518,648 to $586,223 for the six months ended June 30, 1998 compared to net other expense of $67,575 for the six months ended June 30, 1997. The increase in net other expense was mainly due to additional interest expense on increased borrowings on the Company's lines of credit and interest expense incurred on long-term and short-term debt assumed in the SRI acquisitions.

Liquidity and Capital Resources
-------------------------------

       The Company's operations and cash needs are highly seasonal. During the three months ended December 31 of each year, the Company usually solicits and ships early orders and expands production to build inventory needed for its major selling season. During the three months ended March 31, the Company's shipments consist of initial sales to direct mass merchant customers and reorder sales to certain distribution customers. Most of the Company's seasonal shipments and therefore most of the billings that result in revenue recognition and in receivables, occur during the months of December through June of each year. Accordingly, the Company typically consumes significant cash in operating activities during the periods from October through June from year to year as it finances increases in its inventory, primarily during the periods from October through April, and increases in receivables, primarily during the period from late December through the end of May. The Company has historically relied upon bank lines of credit to fund seasonal cash needs.

       Consistent with such seasonal fluctuations, cash decreased by $264,157 during the six months ended June 30, 1998. The decrease in cash reflects the following: cash of $7,236,240 consumed in operating activities, primarily to finance increased receivables and inventory which was offset in part by cash provided by increased accounts payable, cash of $170,711 consumed in investing activities to purchase equipment and intangible assets, and cash provided from financing activities of $7,150,952 consisting of $8,584,731 in borrowings against the Company's bank lines of credit, $16,012 proceeds from the sale of common stock, offset by principal payments on long-term debt of $1,449,791.

       The Company relies on bank financing in the form of working capital lines of credit to fund seasonal increases in receivables and inventory. The Company currently has in place a three-year $25,000,000 credit facility with GE Capital Services that expires in May 2000, which funds working capital needs of the parent company and its wholly owned subsidiaries, Safer, Inc. and SRI. Borrowings under the line of credit are limited to an aggregate borrowing base calculated using 85% of qualified accounts receivable and 60% to 65% of qualified inventory. The credit facility is intended to finance the Company's seasonal working capital needs and to provide working capital financing for future acquisitions. The Company's wholly-owned subsidiary, SRI, previously had in place an $8,000,000 working capital credit facility with a commercial finance corporation which matured on April 22, 1998. In April 1998, the Company consolidated this line into its GE Capital Services line. Outstanding borrowings on the GE Capital Services line of credit at June 30, 1998 totaled $11,609,641 of which $4,000,000 is classified as long-term debt.

       Due to increased cash demands caused by unusually slow collections on certain large customers' accounts receivable, relatively high inventory levels, cash demands required to fund SRI operations and payment of certain components of SRI debt, the Company has had to extend accounts payable beyond normal payment terms in order to minimize borrowings and manage short-term cash flow. The Company is aggressively pursuing collections on past due accounts receivable and is working to reduce inventory levels to help reduce immediate cash needs. In addition, the Company anticipates that it may need additional long-term financing to meet projected working capital and operating needs for 1999 and is currently pursuing such financing. The Company believes it will be successful in acquiring the long-term financing needed; however, there is no assurance that adequate long-term financing will be secured. The Company believes that cash on hand and its credit facilities will be adequate to meet the Company's cash needs for the remainder of fiscal 1998.

       The Company has no material purchase commitments. Although the Company continues to evaluate companies and product lines for possible acquisition, no such agreements are currently in place.

       The Company believes that inflation has not had a significant impact on the results of its operations.

FORWARD LOOKING INFORMATION
---------------------------

       The information contained in this Quarterly Report includes forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including: changes in demand from major customers; effects of competition and competitive responses to the Company; changes in product mix, product costs, inventory levels and customer mix and its effect on financial performance; changes in operating expenses; the Company's ability to raise long-term financing to satisfy its operating needs; and other factors disclosed throughout this Quarterly Report and the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statement in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and uncertainties that may affect the Company's financial condition and results of operations.

Year 2000 Concerns
------------------

The Company has completed an upgrade of its computer systems which bring the systems into year 2000 compliance. The Company invested approximately $250,000 over the last two years in these upgrades. The Company is in the process of evaluating other computer related administrative systems to determine year 2000 compliance and expects to complete this review by December 31, 1998. Costs to bring these systems into compliance are not expected to be material to the Company. The Company has also begun to survey major customers, vendors and suppliers to determine year 2000 compliance issues and the potential financial impact of non-compliance by outside parties on the Company. The Company expects to have this review completed by December 31, 1998.

                                   *********

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following matters were submitted to shareholders for a vote at the Company's annual shareholders meeting on April 15, 1998. All items of business at the annual shareholder meeting were approved by a vote of a majority of outstanding shares. There were 16,688,061 shares of common stock entitled to vote at the meeting and a total of 16,198,299 shares (97.07%) were represented at the meeting. Items of business conducted at the meeting and corresponding votes are as follows:

1. The election of eight directors as stated in the proxy statement. All directors were incumbents standing for reelection, except for David K. Vansant, who was elected as a new director to increase the current number of directors to eight.

     Voting: Stanley Goldberg:         For: 16,119,041    Withhold: 79,258
             Gordon F. Stofer          For: 16,119,441    Withhold: 78,858
             Robert W. Fischer         For: 16,080,181    Withhold: 118,118
             Donald E. Lovness         For: 16,114,851    Withhold: 83,448
             Franklin Pass             For: 16,122,591    Withhold: 75,708
             Frederick J. Yanni, Jr.   For: 16,122,741    Withhold: 75,558
             John F. Hetterick         For: 16,124,251    Withhold: 74,048
             David K. Vansant          For: 16,128,151    Withhold: 70,148

2. The approval to amend the Articles of Incorporation to change the name of the Company from "Ringer Corporation" to "Verdant Brands, Inc."

          Voting: For 14,953,110; Against 1,182,045; Abstain 63,144;
                             Broker non-votes -0-

3. The approval of an amendment to the Stock Option Plan for Non-Employee Directors to increase the number of shares of Common Stock reserved for issuance upon the exercise of stock options granted under the Plan from 200,000 shares to 400,000 shares.

          Voting: For 14,426,059; Against 1,710,258; Abstain 61,982;
                             Broker non-votes -0-

4. The ratification of the sale of 150,000 shares of unregistered restricted common stock to Stanley Goldberg and the sale of 50,000 shares of unregistered restricted common stock to Mark G. Eisenschenk.

          Voting: For 14,514,824; Against 1,546,433; Abstain 137,042;
                             Broker non-votes -0-

5. The ratification of the selection of Deloitte and Touche to serve as the Company's independent auditors.

            Voting: For 16,113,164; Against 59,920; Abstain 28,215;
                             Broker non-votes -0-

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

     2.2 Amended and Restated Agreement and Plan of Merger by and between Ringer Corporation and Souther Resources, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Amended Current Report on Form 8-K/A filed on February 19, 1998, SEC File No. 0-18921).

     4.1 Specimen certificate of Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

  * 10.1 1986 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, SEC File No. 33-37806).

  * 10.2 Amendment No.1 dated January 1, 1988, Amendment No. 2 dated September 9, 1992 and Amendment No. 3 dated January 4, 1995 to the Company's 1986 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB dated March 31, 1998, SEC File No. 0-18921).

  * 10.3 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993, SEC File No. 0-18921).

  * 10.4 Amendment No.1 to the Company's Stock Option Plan for Non-Employee Directors dated December 8, 1997 (incorporated by reference to Exhibit
          10.4 of the Company's Quarterly Report on Form 10-QSB dated March 31, 1998, SEC File No. 0-18921).

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

  * 10.7 Employment Agreement between the Company and Stanley Goldberg dated September 13, 1992 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, SEC File No. 0-18921).

  * 10.8 Amendment of Employment Agreement between the Company and Stanley Goldberg, dated December 5, 1997 (incorporated by reference to Exhibit
          10.6 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

  * 10.9 Employment Agreement between the Company and Mark G. Eisenschenk, dated December 5, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921)..

  * 10.10 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997 (incorporated by reference to Exhibit 10.8 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

  * 10.11 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997 (incorporated by reference to Exhibit 10.9 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

    10.12 Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997 (incorporated by reference to Exhibit
          10.6 of the Company's Quarterly Report on Form 10-QSB for the third fiscal quarter ended June 30, 1997, SEC File No. 0-18921).

    10.13 Consent and First Amendment to Credit Agreement, dated December 9, 1997, between the Company and General Electric Capital Corporation dated May 2, 1997.

    10.14 Consent to Credit Agreement, dated December 11, 1997, between the Company and General Electric Capital Corporation dated May 2, 1997.

    10.15 Second Amendment, dated April 22, 1997, to Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997.

    10.16 Stock Subscription Warrant between the Company and Robert W. Fischer Co., Inc. dated July 18, 1990 (incorporated by reference to Exhibit
          10.16 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

    10.17 Cross-Licensing and Joint Licensing/Sale Agreement between Ringer Corporation and Mycogen Corporation, dated May 31, 1994 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

    10.18 Patent License Agreement between Ringer Corporation, Mycogen Corporation and Monsanto Company, dated June 29, 1994 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10 -QSB for the fiscal quarter ended June 30, 1994, SEC File
          No. 0-18921).

  * 10.19 Ringer Corporation 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)

     27.1 Financial Data Schedule

          *   Management contract or compensation plan or arrangement.

  (b)  Reports on Form 8-K
       -------------------

       The Company filed no Current Reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                            VERDANT BRANDS, INC.



Dated:   August 11, 1998         By /S/ Stanley Goldberg
                                   ----------------------
                                    Stanley Goldberg
                                    President and Chief Executive Officer



Dated:   August 11, 1998         By /S/ Mark G. Eisenschenk
                                   -------------------------
                                    Mark G. Eisenschenk
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (principal financial officer)

                               INDEX TO EXHIBITS


Exhibit
-------
Number         Description
------         -----------

    10.13 Consent and First Amendment to Credit Agreement, dated December 9, 1997, between the Company and General Electric Capital Corporation dated May 2, 1997.

    10.14 Consent to Credit Agreement, dated December 11, 1997, between the Company and General Electric Capital Corporation dated May 2, 1997.

    10.15 Second Amendment, dated April 22, 1997, to Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997.

     27.1 Financial Data Schedule

          *   Management contract or compensation plan or arrangement.

    ------------