Form 10KSB/A
period 1997-09-30
VERDANT BRANDS INC
filed 1998-09-30
CIK 866752

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                         0-18921
                       ---------------------------------------------------------

                             VERDANT BRANDS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

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

                              RINGER CORPORATION
--------------------------------------------------------------------------------
        (Former name or former address, if changed since last report.)

Issuer's telephone number, including area code     (612) 703-3300

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

Transitional small business disclosure format:          [ ] Yes    [X] No

         This report on Form 10-KSB/A amends the previously filed Form 10-KSB/A filed on February 20, 1998. This amendment reflects the change in accounting method from the pooling-of-interest method to the purchase method for the Southern Resources, Inc. and Subsidiaries acquisition, which was completed by the Registrant on December 8, 1997. The change in accounting methods was required because of management's decision to dispose of certain assets and activities of the combined business entities. Such changes preclude the pooling of interest method of accounting.


                                     PART I

Item 1.  BUSINESS.

GENERAL

         Ringer Corporation is a developer and marketer of lawn, garden and turf products for consumer, specialty commercial and professional markets. The Company's product lines include proprietary and nonproprietary pest control products and lawn and garden fertilizers.

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

         The Company's granular fertilizer products use proprietary microbially-based delivery systems that control release of nutrients for extended uniform plant feeding and are marketed under the Restore(R), Supreme Garden Fertilizers(TM) and Safer(R) Lawn Fertilizer brand names.

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

SUBSEQUENT EVENT - SOUTHERN RESOURCES, INC.

         On December 8, 1997, the Company completed a merger with Southern Resources, Inc. ("SRI"), a previously privately-owned Georgia-based holding company, with annual consolidated sales of approximately $25 million. SRI manufactures and markets traditional pesticides, through its subsidiary, SureCo, Inc., under a variety of proprietary and private label brand names to commercial and consumer markets throughout North America. The merger will be accounted for using the purchase method. (See Note 12 to the Company's consolidated financial statements included herein.)

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

         MICROBIAL FERTILIZERS

         The Company offers three types of proprietary microbial fertilizer products which use, in varying degrees, naturally occurring soil microorganisms to slowly break down materials into nitrogen and other nutrients usable by the plant. These include all-natural fertilizers marketed under the Restore(R) brand name, natural and synthetic hybrid fertilizers marketed under the Supreme Garden Fertilizers(TM) and Safer(R) brand names. Hybrid fertilizers, including garden fertilizers and low phosphate lawn fertilizers, using a natural nutrient component with synthetic nutrients. These microbial fertilizers provide high performance, non-burning, slow-release fertilization programs for improved plant growth and extended feeding. Natural fertilizer components include commodity feed-grade materials, including a high protein source (such as feather or leather meal), high carbohydrate ingredients, and natural soil microorganisms. Synthetic materials include synthetic nitrogen sources such as urea, coated urea and dicyanodiamide. The Company's microbial fertilizer products accounted for 18%, 26% and 31% of sales in fiscal 1997, 1996 and 1995, respectively.

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

                  QUARTERLY STOCK PRICES - FISCAL 1996 AND 1997

                                                     Sale Prices
                                                 -------------------
                                                  High         Low
                                                 ------       ------
Quarter of 1996:
         First..............................     $2 1/8       $1 3/8
         Second.............................     $2           $1 5/8
         Third .............................     $2 3/4       $1 3/8
         Fourth.............................     $2 3/8       $1 3/8

Quarter of 1997:
         First..............................     $2 1/8       $1 1/4
         Second.............................     $1 7/16      $1 1/32
         Third .............................     $1 3/4       $1
         Fourth.............................     $1 25/32     $1 1/16


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

SUBSEQUENT EVENT

On December 8, 1997, the Company completed a merger with Southern Resources, Inc. ("SRI"), a previously privately-owned Georgia-based holding company, with annual consolidated sales of approximately $25 million. SRI manufactures and markets pesticides through its subsidiary SureCo, Inc., under a variety of proprietary and private label brands names to commercial and consumer markets throughout North America. The merger will be accounted for using the purchase method. (See Note 12 to the Company's consolidated financial statements included herein.)

RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's Consolidated Statements of Operations:


                                                          Percentage of Net Sales
                                                      For Years Ended September 30,
                                                  --------------------------------------
                                                      1997        1996           1995
                                                  -----------   ----------   -----------
     Net sales................................          100.0%       100.0%        100.0%
     Cost of sales............................           54.5         52.1          49.2
                                                  -----------   ----------   -----------
     Gross margin.............................           45.5         47.9          50.8

     Operating expenses:
       Distribution and warehousing...........           11.7         10.6          13.3
       Sales and marketing....................           20.2         22.7          33.9
       General and administrative.............            8.8          9.1          10.2
       Research and development...............            5.2          5.1           6.9
       Amortization of intangibles............            2.4          2.7           2.7
                                                  -----------   ----------   -----------
              Total operating expenses                   48.3         50.2          67.0
                                                  -----------   ----------   -----------
     Loss before other (expense) income.......           (2.8)        (2.3)        (16.2)
        Other (expense) income ...............            (.1)        (1.6)           .9
                                                  -----------   ----------   -----------
     Net loss.................................           (2.9)%       (3.9)%       (15.3)%
                                                  ===========   ==========   ===========

The following table sets forth the percentage of net sales represented by each of the Company's major product categories:
                                                    Year Ended September 30,
                                                    ------------------------
                                                     1997    1996    1995
                                                     ----    ----    ----
     Pest control.............................        80%     70%     63%
     Fertilizer ..............................        20      30      37


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


                                      Fiscal 1996                                 Fiscal 1997
                                   Three months ended                           Three months ended
                         ----------------------------------------   ------------------------------------------
                                                 (In thousands, except income (loss) per share data)
                           Dec 31     Mar 31    June 30    Sept 30     Dec 31     Mar 31    June 30    Sept 30
                         --------   --------   --------   --------   --------   --------  ---------  ---------

Net sales                $  3,636    $ 5,613    $ 4,005   $  1,419   $  3,481    $ 4,839    $ 7,358   $  3,143
Gross profit                1,850      2,878      1,709        588      1,774      2,243      3,443      1,105
Operating expenses          1,921      2,383      1,619      1,448      1,748       2283      3,205      1,854
Income (loss) before
  other income
  (expense)                   (71)       495         90       (860)        26        (40)       238       (749)

Other income
  (expense)                    19         12         14       (267)        34        (14)       (54)        13
Net income (loss)        $    (52)   $   507    $   104   $ (1,127)  $     60        (54)   $   184   $   (736)

Income (loss)
per share                $   (.00)   $   .05    $   .01   $   (.10)  $    .01    $  (.00)   $   .02   $   (.06)

Average common and
  common equivalent
  shares outstanding       10,922     10,923     10,931     10,922     10,922     10,934     12,175     12,182

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

In fiscal 1997, cash and cash equivalents decreased $24,487 to $3,264,294 from $3,288,781 at September 30, 1996. The decrease resulted primarily from cash used in investing activities of $255,863 which was largely offset by cash provided from operating activities of $116,605 and cash provided from financing activities of $111,905. Cash used in investing activities was primarily used to purchase property and equipment of $140,008, to pay expenses relating the Dexol acquisition of $82,343 and to invest in patent and trademark applications and other intangible assets of $42,401, partially offset by proceeds from the sale of fixed assets of $8,889. The $116,605 provided by operating activities was primarily the result of reductions to receivables and inventory of $1,605,348 and $873,900, respectively, offset in part by reductions in accounts payable and accrued expenses of $2,150,758 and $195,638, respectively. The cash provided by financing activities was primarily the result of cash received in the Dexol acquisition of $124,073 partially offset by payments of $12,168 on long-term debt.

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

Item 7.  FINANCIAL STATEMENTS.

The following consolidated financial statements are included as a separate section following the signature page to this Form 10-KSB:


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                         Page
                                                                         ----

Independent Auditors' Report .......................................     F-2

Consolidated Balance Sheets as of
  September 30, 1997 and 1996.......................................     F-3

Consolidated Statements of Operations for the years ended
  September 30, 1997, 1996 and 1995.................................     F-4

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 1997, 1996 and 1995.................................     F-5

Consolidated Statements of Cash Flows for the years ended
  September 30, 1997, 1996 and 1995.................................     F-6

Notes to Consolidated Financial Statements.......................... F-7 to F-16


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

         The following information is given as of December 31, 1997 and has been furnished to the Company by the respective individuals listed below.

                         PRINCIPAL OCCUPATION AND
NAME AND AGE      BUSINESS EXPERIENCE FOR PAST FIVE YEARS                           DIRECTOR SINCE
------------      ---------------------------------------                           --------------
Stanley Goldberg       Chairman of the Board of Directors of the Company since      September 1992
Age 51                 1997; Chief Executive Officer of the Company since 1993;
                       President of the Company since September 1992. Vice
                       President and General Manager of Thomson, S.A., World
                       Wide Audio Division, a defense and electronics company
                       from 1990 to 1992; General Manager of Thomson S.A., Audio
                       Americas Operations from 1988 to 1990; Manager of Product
                       Development for General Electric Company, a consumer and
                       industrial products and defense company, from 1986 to
                       1988. Director of Destrib- Fearing Corporation.


Gordon F. Stofer +o*   President of Cherry Tree Investments, Inc. and Managing      December 1985
Age 50                 General Partner of Cherry Tree Ventures venture capital
                       partnerships since 1980. Chairman of the Board of
                       Directors of the Company from 1986 to 1997. Director of
                       Coda Music Technology, Inc., Insignia Systems
                       Incorporated and Harmony Brook, Inc.


Robert W. Fischer +o*  President of R.W. Fischer & Company, Inc., a corporate       June 1981
Age 79                 development and investment banking services company,
                       since 1979. Director of Apertus Technologies
                       Incorporated.


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




John F.  Hetterick o*  Independent consultant in the consumer products industry     June 1993
Age 52                 since 1997; President and Chief Executive Officer of
                       Rollerblade, Inc., a manufacturer of in-line skates, from
                       1992 to 1997; President of Tonka International, a
                       division of Tonka, Corporation, a toy manufacturer, from
                       1989 to 1991; Vice President-Marketing of Pepsi-Cola
                       International, a manufacturer and distributor of soft
                       drinks from 1986 to 1989.


David K.  Vansant      Executive Vice President - Corporate Development of the      Nominee
Age 53                 Company since 1997. Chairman and Chief Executive Officer
                       of Southern Resources, Inc. from 1986 until Southern
                       Resources, Inc. was acquired by the Company in 1997.


----------
+        Member of Audit Committee
o        Member of Stock Option Committee
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

                                           Summary Compensation Table

                                                                                Long-Term
                                                                              Compensation (1)
                                                                    ------------------------------
                                                                    Restricted       Securities
    Name and                                Annual Compensation       Stock          Underlying      All Other
Principal Position           Year          Salary         Bonus       Awards           Options     Compensation
------------------           ----       -----------   -----------   ----------     --------------- ------------
Stanley Goldberg,            1997       $  185,250           --            --            90,000          $21,584(2)
Chairman, President          1996       $  178,500    $  20,000            --                --          $22,227(2)
  and Chief Executive        1995       $  171,133           --            --           225,000          $20,548(2)
  Officer

Patrick J. McGinnity,        1997       $  105,000           --            --             5,000               --
  Vice President and         1996       $  104,167    $   1,500            --                --               --
  General Manager,           1995       $   94,875           --            --            35,000               --
  Safer and Ringer
  Products

Michael R. Goblet,           1997       $  104,375           --            --             5,000               --
  Vice President of          1996       $  102,083    $   1,000            --                --               --
  Sales                      1995       $  102,417           --            --            17,000               --

Mark G. Eisenschenk,         1997       $  103,542           --            --            50,000               --
  Executive Vice             1996       $   90,938    $   7,500            --                --               --
  President, Chief           1995       $   81,333    $   4,000            --            50,000               --
  Financial Officer,
  Treasurer and Secretary

----------
(1) Mr. Goldberg held 15,000 shares of restricted stock valued at $27,188 as of September 30, 1997.

(2) Includes compensation of $7,343 in 1997, $7,087 in 1996 and $7,417 in 1995 relating to the purchase of disability insurance for Mr. Goldberg.

                      Fiscal Year-End Option Values
                      -----------------------------
                          Number of Unexercised                    Value of Unexercised
                            Options at End of                      In-the-Money Options
                               Fiscal 1997                         at End of Fiscal 1997
                              -------------                       ----------------------
Name                  Exercisable     Unexercisable            Exercisable     Unexercisable
----                  -----------     -------------            -----------     -------------
Mr. Goldberg            136,190          178,810                $  68,095       $  89,405
Dr. McGinnity            59,628           30,372                   29,814          10,186
Mr. Goblet               42,442           11,558                   21,221           5,779
Mr. Eisenschenk          48,000            2,000                   24,000           1,000

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

STOCK OPTION REPRICING

         The Company's Compensation Committee and Board of Directors repriced all outstanding stock options to purchase Company Common Stock held by employees and directors on April 29, 1997. The Compensation Committee and Board of Directors believed that the market price of the Company's common stock had been negatively affected by several factors, including general investment market disfavor for small-cap common stocks, the Company's earnings performance and absence of investment analyst coverage. As a result, the outstanding stock options, which had been granted at exercise prices ranging from $1.50 to $2.70 per share, no longer represented an effective incentive for employees and directors. The options were reissued at an exercise price equal to the fair market value of the Common Stock on the date of repricing ($1.3125 per share). The number of shares subject to the repriced options and the average option exercise price for each of the named executive officers is as follows: Mr. Goldberg - 90,000 shares at $2.50 per share; Mr. Eisenschenk - 50,000 shares at an average exercise price of $1.98 per share; Dr. McGinnity - 75,000 shares at an average exercise price of $2.02 per share; and Mr. Goblet - 49,000 shares at an average exercise price of $1.96 per share.

Item 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

                                  AMOUNT AND NATURE
NAME AND ADDRESS                    OF BENEFICIAL
OF BENEFICIAL OWNER                 OWNERSHIP(1)           PERCENT OF CLASS
-------------------                 ------------           ----------------

Gordon F. Stofer and                    680,811                  4.1%
Cherry Tree Ventures III (2)
1400 Northland Plaza
3800 West 80th Street
Minneapolis, MN 55431

Parsnip River Company                 1,005,388                  6.0
4422 IDS Center
80 South 8th Street
Minneapolis, MN 55402

William J. DeMare                     1,125,000                  6.7
14702 Claredon Drive
Tampa, FL 33624

Benjamin F. Law                       1,125,000                  6.7
2755 Arden Rd, N.W.
Atlanta, GA 30327

D. David Bailey                       1,125,000                  6.7
2504 Gardener Court
Tampa, FL 33611

David K. Vansant                      1,125,000                  6.7
132 Princeton Drive
Macon, GA 31220

Dexol Industries, Inc.                1,059,340                  6.4
1450 West 228th St.
Torrance, CA 90501

Stanley Goldberg                        332,705                  2.0

Robert W. Fischer                       112,001                    *

Donald E. Lovness                        35,550                    *

Franklin Pass, M.D.                      25,000                    *

Frederick F. Yanni, Jr.                  38,300                    *

John F. Hetterick                        35,000                    *

Richard Mayo                             25,000                    *

Mark G. Eisenschenk                     102,000                    *

Michael R. Goblet                        53,659                    *

Patrick J. McGinnity, Ph.D.              64,477                    *

Officers and directors as             1,524,386                  8.9%
a group (12 persons) (1)

----------
*      Less than one percent

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

a.       Listing of Exhibits **

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

    4.1 Specimen certificate of Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-18, SEC File No. 33- 36205-C).

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

 * 10.6 Amendment of Employment Agreement between the Company and Stanley Goldberg, dated December 5, 1997 (incorporated by reference to Exhibit
         10.6 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997 filed on February 17, 1998, SEC File No. 0-18921).

 * 10.7 Employment Agreement between the Company and Mark G. Eisenschenk, dated December 5, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997 filed on February 17, 1998, SEC File No. 0-18921).

 * 10.8 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997 (incorporated by reference to Exhibit 10.8 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997 filed on February 17, 1998, SEC File No. 0-18921).

 * 10.9 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997 (incorporated by reference to Exhibit 10.9 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997 filed on February 17, 1998, SEC File No. 0-18921).

  10.10 Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997 (incorporated by reference to Exhibit
         10.6 of the Company's Quarterly Report on Form 10-QSB for the third fiscal quarter ended June 30, 1997, SEC File No. 0- 18921).

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

   21.1 Subsidiaries of the Registrant (filed with Form 10-KSB dated September 30, 1997)

   23.1  Consent of Deloitte & Touche LLP

   24.1  Power of Attorney (filed with Form 10-KSB dated September 30, 1997).

   27.1  Financial Data Schedule (filed with Form 10-KSB dated September 30,
         1997)

      *  Management contract or compensation plan or arrangement.
     ** See Index to Exhibits and Exhibits attached as a separate section of this report.

b.       Reports on Form 8-K

         No reports on Form 8-K were filed for the quarter ended September 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RINGER CORPORATION

                                           By /S/ Stanley Goldberg
                                              -----------------------------
                                              Stanley Goldberg
                                              President & CEO



Dated:   September 29, 1998

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Name                                       Title                                    Date
       ----                                       -----                                    ----
 /S/ Stanley Goldberg               Chairman, President, CEO and Director             September 29, 1998
--------------------------------
Stanley Goldberg                    (principal executive officer)


 /S/ Mark G. Eisenschenk            Chief Financial Officer                           September 29, 1998
--------------------------------
Mark G. Eisenschenk                 (principal financial officer)


 /S/ Joseph R. Price                Vice President, Finance                           September 29, 1998
--------------------------------
Joseph R. Price                     (principal accounting officer)


Gordon F. Stofer *                  Chairman of the Board and Director

Robert W. Fischer *                 Director

Donald E. Lovness *                 Director

Dr. Franklin Pass *                 Director

John F. Hetterick *                 Director

Frederick F. Yanni, Jr. *           Director

Richard Mayo *                      Director

* /S/ Stanley Goldberg              Attorney-in-fact                                  September 29, 1998
-------------------------------
Stanley Goldberg


                                         RINGER CORPORATION AND SUBSIDIARY


                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                    Page
                                                                                                    ----
Independent Auditors' Report ................................................................       F - 2

Consolidated Balance Sheets as of
  September 30, 1997 and 1996................................................................       F - 3

Consolidated Statements of Operations for the years ended
  September 30, 1997, 1996 and 1995 .........................................................       F - 4

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 1997, 1996 and 1995..........................................................       F - 5

Consolidated Statements of Cash Flows for the years ended
  September 30, 1997, 1996 and 1995 .........................................................       F - 6

Notes to Consolidated Financial Statements...................................................  F - 7 to F - 16

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Verdant Brands, Inc.
Bloomington, Minnesota

We have audited the accompanying consolidated balance sheets of Verdant Brands, Inc. and subsidiary, formerly Ringer Corporation and subsidiary, as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verdant Brands, Inc. and subsidiary, formerly Ringer Corporation and subsidiary, as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 5, 1997 (September 29, 1998 as to Note 12)

RINGER CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------
                                                                                         September 30
                                                                                -----------------------------
                                                                                    1997             1996
                                                                                -------------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $   3,264,294    $   3,288,781
   Trade accounts receivable, less allowance for doubtful
     accounts of $134,000 and $126,000, respectively                                1,153,271          992,198
   Inventories (Note 3)                                                             2,805,661        1,519,692
   Prepaid expenses                                                                   221,186          133,746
                                                                                -------------    -------------
              Total current assets                                                  7,444,412        5,934,417

PROPERTY AND EQUIPMENT, net (Note 4)                                                  430,138          238,297

INTANGIBLE ASSETS, at cost, less accumulated amortization
   of $2,713,002 and $2,264,349, respectively (Note 1)                              6,653,501        5,297,329
OTHER ASSETS                                                                           87,044
                                                                                -------------    -------------
                                                                                $  14,615,095    $  11,470,043
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $   1,273,570    $     651,546
   Accrued expenses:
     Co-op advertising                                                                280,475          319,691
     Other accrued expenses                                                           807,449          559,908
     Current portion of long-term debt                                                 23,207
                                                                                -------------    -------------
              Total current liabilities                                             2,384,701        1,531,145


LONG-TERM DEBT (Note 6)                                                             1,458,799

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 7):
   Preferred stock, undesignated, par value $.01
     per share, authorized 5,000,000 shares,
     no shares issued and outstanding
   Common stock, par value $.01 per share, authorized
     25,000,000 shares, issued and outstanding
     12,181,270 and 10,921,930 shares, respectively                                   121,813          109,219
   Additional paid-in capital                                                      33,683,587       32,036,675
   Notes receivable from sale of common stock to officers (Note 10)                  (262,500)
   Accumulated deficit                                                          (  22,613,212)   (  22,067,276)
   Cumulative translation adjustment                                            (     158,093)   (     139,720)
                                                                                -------------    -------------
                                                                                   10,771,595        9,938,898
                                                                                -------------    -------------
                                                                                $  14,615,095    $  11,470,043
                                                                                =============    =============

See notes to consolidated financial statements.

RINGER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------


                                                                        Year Ended September 30
                                                              ------------------------------------------------
                                                                  1997              1996             1995
                                                              -------------     -------------    -------------
NET SALES                                                    $   18,820,625    $   14,672,784   $   14,193,898

COST OF GOODS SOLD                                               10,255,353         7,647,293        6,990,175
                                                              -------------     -------------    -------------
   Gross profit                                                   8,565,272         7,025,491        7,203,723

OPERATING EXPENSES:
   Distribution and warehousing                                   2,199,586         1,555,897        1,886,770
   Sales and marketing                                            3,813,795         3,332,333        4,810,648
   General and administrative                                     1,656,996         1,331,266        1,445,110
   Research and development                                         972,360           748,932          981,495
   Amortization of intangibles                                      447,498           402,778          379,358
                                                              -------------     -------------    -------------
                                                                  9,090,235         7,371,206        9,503,381
                                                              -------------     -------------    -------------
     Loss before other
        (expense) income                                      (     524,963)    (     345,715)   (   2,299,658)

OTHER  (EXPENSE) INCOME:
   Interest income                                                   72,247            73,866           83,030
   Interest expense                                           (     152,729)    (      68,250)   (      66,690)
   Royalties, net (Note 6)                                           50,885            87,136          106,352
   Other income (expense), net                                        8,624     (       2,385)           3,862
   Abandoned acquisition expenses (Note 2)                                      (     312,771)
                                                              -------------     -------------    -------------
                                                              (      20,973)    (     222,404)         126,554
                                                              -------------     -------------    -------------

NET LOSS                                                     $(     545,936)   $(     568,119)  $(   2,173,104)
                                                              =============     =============    =============

NET LOSS PER WEIGHTED
  AVERAGE COMMON SHARE                                       $(         .05)   $(         .05)  $(         .20)
                                                              =============     =============    =============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                             11,540,885        10,921,930       10,897,704
                                                              =============     =============    =============

See notes to consolidated financial statements.

RINGER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------

                                           Common Stock
                                   ------------------------   Additional     Receivables                   Cumulative
                                     Number of                  paid-in       from sale      Accumulated   translation
                                      shares        Amount       capital       of stock       deficit       adjustment    Total
                                   -----------   ----------   ------------   -----------    -----------   -----------   -----------
BALANCE AT SEPTEMBER 30, 1994       10,786,013  $   107,860  $  31,835,805                 $(19,326,053) $   (131,619) $ 12,485,993

   Issuance of common stock in
     connection with the purchase
     of Oxygen Plus                    125,000        1,250        186,250                                                  187,500
   Issuance of common stock upon
     exercise of stock options             917            9          1,595                                                    1,604
   Issuance of common stock as
     non-cash compensation to
     officer                            10,000          100         13,025                                                   13,125
   Foreign currency translation
     adjustments                                                                                                5,188         5,188
   Net loss                                                                                  (2,173,104)                 (2,173,104)
                                   -----------   ----------   ------------   -----------    -----------   -----------   -----------

BALANCE AT SEPTEMBER 30, 1995       10,921,930      109,219     32,036,675                  (21,499,157)     (126,431)   10,520,306

   Foreign currency translation
     adjustments                                                                                              (13,289)      (13,289)
   Net loss                                                                                    (568,119)                   (568,119)
                                   -----------   ----------   ------------   -----------    -----------   -----------   -----------

BALANCE AT SEPTEMBER 30, 1996       10,921,930      109,219     32,036,675                  (22,067,276)     (139,720)    9,938,898

   Issuance of common stock in
     connection with the purchase
     of Dexol                        1,059,340       10,594      1,386,412                                                1,397,006
   Issuance of common stock upon
     sale of stock to officers         200,000        2,000        260,500  $   (262,500)                                        --
   Foreign currency translation
     adjustments                                                                                              (18,373)      (18,373)
   Net loss                                                                                    (545,936)                   (545,936)
                                   -----------   ----------   ------------   -----------    -----------   -----------   -----------

BALANCE AT SEPTEMBER 30, 1997       12,181,270  $   121,813  $  33,683,587  $   (262,500)  $(22,613,212) $   (158,093) $ 10,771,595
                                   ===========   ==========   ============   ===========    ===========   ===========   ===========

See notes to consolidated financial statements.

RINGER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 10)

--------------------------------------------------------------------------------------------------------------

                                                                          Year ended September 30
                                                                ----------------------------------------------
                                                                    1997              1996             1995
                                                                -----------       -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $   (545,936)     $   (568,119)    $ (2,173,104)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                 616,079           514,940          519,928
      Write-off of intangible assets                                 76,085             1,312           42,564
      Stock issued as compensation for services                                        13,125
      Income from investment in joint venture                       (10,078)           (4,356)
      (Gain) loss on sale of property
         and equipment                                                   29           (11,449)          (5,786)
      (Increase) decrease in assets:
         Trade accounts receivable                                1,605,348           205,861          313,494
         Inventories                                                873,900           502,224         (748,040)
         Prepaid expenses                                          (152,426)            3,349           90,174
      Increase (decrease) in liabilities:
         Accounts payable                                        (2,150,758)         (194,464)         331,887
         Accrued expenses                                          (195,638)          249,746          (24,724)
                                                                -----------       -----------      -----------
           Net cash provided by (used in) operating activities      116,605           699,044       (1,640,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (140,008)          (60,681)        (101,536)
   Purchase of intangible assets                                    (42,401)         (118,674)        (106,288)
   Proceeds from sale of property and equipment                       8,889            20,849           24,958
   Net cash paid relating to acquisition of Dexol                   (82,343)
   Net cash paid relating to acquisition of Oxygen Plus                                               (257,660)
                                                                -----------       -----------      -----------
         Net cash used in investing activities                     (255,863)         (158,506)        (440,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received in Dexol acquisition                               124,073
   Proceeds from issuance of common stock                                                                1,604
   Principal payments on long-term debt                             (12,168)                            (3,667)
                                                                -----------       -----------      -----------
         Net cash provided by (used in) financing activities        111,905                             (2,063)

Effect of exchange rate changes on cash                               2,866            (8,134)          (8,175)
                                                                -----------       -----------      -----------

(Decrease ) increase in cash and cash equivalents                   (24,487)          532,404       (2,091,246)

CASH AND CASH EQUIVALENTS:
   BEGINNING OF YEAR                                              3,288,781         2,756,377        4,847,623
                                                                -----------       -----------      -----------
   END OF YEAR                                                 $  3,264,294      $  3,288,781     $  2,756,377
                                                                ===========       ===========      ===========

See notes to consolidated financial statements.

RINGER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

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

                                                  Year Ended September 30,
                                                       (Unaudited)
                                               ----------------------------
                                                  1997              1996
                                               -----------       ----------
                  Net sales                    $    21,793       $   27,392
                  Net (loss)                   $    (1,128)      $   (1,480)
                                               ===========       ==========
                  Net (loss) per share         $      (.09)      $     (.12)
                                               ===========       ==========


3.   INVENTORIES

     Inventories consist of the following:
                                                       September 30
                                              -----------------------------
                                                  1997              1996
                                              ------------      -----------
                  Raw materials               $  1,697,454      $   726,099
                  Finished goods                 1,108,207          793,593
                                              ------------      -----------
                                              $  2,805,661      $ 1,519,692
                                              ============      ===========

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                         September 30
                                                  --------------------------
                                                     1997           1996
                                                  -----------    -----------
                  Office furniture and equipment  $   680,454    $   791,464
                  Machinery and equipment             801,974        786,442
                  Leasehold improvements               45,798          8,091
                  Transportation equipment              6,400          6,400
                                                  -----------    -----------
                                                    1,534,626      1,592,397
                  Less accumulated depreciation   ( 1,104,488)   ( 1,354,100)
                                                  -----------    -----------
                                                  $   430,138    $   238,297
                                                  ===========    ===========

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

                  Future minimum operating lease payments - The future minimum lease payments due under non-cancellable operating leases are as follows:


                  Year ending September 30:
                       1998                                  $      208,719
                       1999                                         184,644
                       2000                                         118,391
                       2001                                         112,623
                       2002                                          28,669
                  Thereafter                                             --
                                                              -------------
                  Total minimum obligation                   $      653,046
                                                              =============

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
                                                Warrant
                       Expiration               Shares            Exercise Price
                  ------------------            -------           --------------
                  September 20, 1998             1,000                $2.00

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


                                                                  Average
                                                  Option       Exercise Price
                                                  Shares          Per Share
                                                 --------      --------------
         Balance, September 30, 1996                  -0-
                  Granted                          61,600          $1.88
                  Revalued (*)                                      (.57)
                  Canceled                       ( 16,100)          1.31(*)
                                                 --------

         Balance, September 30, 1997               45,500          $1.31(*)
                                                 ========

         Exercisable, September 30, 1997           12,938          $1.31
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

                                                                                                        Average
                                                                                        Option       Exercise Price
                                                                                        Shares          Per Share
                                                                                     ----------      --------------
         Balance, September 30, 1994 (at $1.75 to $3.25 per share)                      488,444           $2.32
                  Granted                                                               512,050            1.98
                  Canceled                                                             (132,247)           2.34
                  Exercised                                                                (917)           1.75
                                                                                     ----------

         Balance, September 30, 1995 (at $1.75 to $2.70 per share)                      867,330            2.13
                  Granted                                                                28,500            1.58
                  Canceled                                                              (62,762)           1.98
                                                                                     ----------

         Balance, September 30, 1996 (at $1.50 to $2.70 per share)                      833,068            2.11
                  Revalued (*)                                                                             (.72)
                  Canceled                                                             (178,225)           2.39
                                                                                     ----------

         Balance, September 30, 1997 (at $1.31 per share)                               654,843           $1.31(*)
                                                                                     ==========

         Exercisable, September 30, 1997                                                409,202           $1.31
                                                                                     ==========

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

                                                                                                        Average
                                                                                       Option         exercise price
                                                                                       Shares           per share
                                                                                       --------       --------------
         Balance, September 30, 1994                                                     55,000           $2.01
         Granted                                                                         30,000            2.13

         Balance, September 30, 1995                                                     85,000            2.05
         Granted                                                                         30,000            2.13

         Balance, September 30, 1996                                                    115,000            2.07
         Granted                                                                         40,000            1.88
         Revalued (*)                                                                                      (.71)
                                                                                      ---------

         Balance, September 30, 1997                                                    155,000           $1.31(*)
                                                                                      =========

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

                                                 1997              1996
                                               ---------         ---------
                  Net loss:
                     As reported               $(545,936)        $(568,119)
                     Pro forma                 $(571,433)        $(593,619)
                     Pro forma per share           $(.05)            $(.05)

         The fair value of options granted under the Company stock options plans during fiscal 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:
                                                     1997            1996
                                                   --------       ---------
                  Dividend yield                          0               0
                  Expected volatility                 41.48%          41.48%
                  Risk-free interest rate              6.55%           6.55%
                  Expected life of options          4 years         4 years
                  Average fair value per share
                    on date of grant                  $1.31           $1.84

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

         Net deferred tax assets at September 30 are comprised of the following:


                                                                                         1997              1996
                                                                                      -----------       -----------
         Current:
            Prepaid expenses                                                         $    (29,000)     $     (9,000)
            Accrued expenses                                                              184,000           185,000
            Reserves for doubtful accounts                                                 48,000            50,000
            Inventory valuation reserves                                                   63,000            55,000
            Expenses capitalized to inventory for tax purposes                            512,000           274,000
            Sales returns and allowance reserves                                           26,000            69,000
            Less valuation allowance                                                     (804,000)         (624,000)
                                                                                      -----------       -----------
                                                                                     $        -0-      $        -0-
         Noncurrent:
            Excess of tax over book depreciation                                     $    (20,000)     $    (11,000)
            Packaging design costs                                                        154,000           152,000
            U.S. net operating loss carryforwards                                       8,394,000         8,398,000
            Foreign net operating loss carryforwards                                      226,000           394,000
            U.S. and foreign tax credit carryforwards                                     490,000           704,000
            Less valuation allowances                                                  (9,284,000)       (9,637,000)
                                                                                      -----------       -----------
                                                                                     $        -0-      $        -0-

         At September 30, 1997, the Company has approximately $23,200,000 in combined U.S. net operating loss carryforwards for federal income tax purposes. These loss carryforwards expire between 1998 and 2013. Of the total, approximately $4,100,000 are U.S. net operating loss carryforwards of Safer, Inc., the Company's wholly owned subsidiary.

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

         At September 30, 1997, the Company has approximately $565,000 net operating loss carryforwards in Canada which expire between 1999 and 2002.

10.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         The Company (paid) and received cash for the following items:


                                              Year ended September 30
                                      ----------------------------------------
                                         1997           1996            1995
                                      ----------     ----------      ---------
         Interest paid                $ (152,727)    $  (68,106)     $ (66,690)
         Interest received                71,687         69,908         82,064

         Investing and financing transactions not affecting cash during the years ended September 30, 1997, 1996 and 1995 are described below:

         o In 1997, the Company issued 1,059,340 shares of its common stock and a promissory note in the amount of $1,477,000 as consideration paid for the acquisition of substantially all of the assets of Dexol Industries, Inc. In connection with this issuance of common stock, the Company recorded $1,397,006 to common stock and additional paid-in capital, which represented the fair market value of the common stock on the date of issuance.

         o In 1997, the Company received full-recourse secured promissory notes in an aggregate amount of $262,500 as payment for the sale of common stock to two executive officers of the Company.

         o In 1995, the Company issued 125,000 shares of its common stock as a portion of the total consideration paid for the acquisition of substantially all of the assets of Plant Research Laboratories. In connection with this issuance of common stock, the Company recorded $187,500 to common stock and additional paid-in capital, which represented the fair market value of the common stock on the date of issuance. Additional acquisition costs included $257,660 in cash consideration and direct acquisition expenses.

         o In 1995, the Company issued 10,000 shares of restricted common stock to an officer in lieu of cash compensation and recorded a $13,125 increase to compensation expense and to common stock and additional paid-in capital which was the fair market value of the restricted stock on the date of issuance.


11.      FOREIGN OPERATIONS

         International sales activity, consisting of sales outside the United States, primarily in Canada, accounted for approximately 10%, 16% and 14% of total sales for the years ended September 30, 1997, 1996 and 1995, respectively. A reconciliation of fiscal 1997, 1996 and 1995 domestic and foreign activity for net sales, net income (loss) and identifiable assets is as follows:

         Fiscal 1997:              Domestic        Foreign          Total
         -----------              ------------   ------------    ------------
          Net Sales               $ 16,892,897   $  1,927,728    $ 18,820,625
          Net Income (Loss)           (528,136)       (17,800)       (545,936)
          Identifiable Assets     $ 13,805,008   $  1,072,587    $ 14,877,595

         Fiscal 1996:              Domestic        Foreign          Total
         -----------              ------------   ------------    ------------
          Net Sales               $ 12,274,927   $  2,397,857    $ 14,672,784
          Net Income (Loss)           (743,106)       174,987        (568,119)
          Identifiable Assets     $ 10,488,502   $    981,541    $ 11,470,043

         Fiscal 1995:              Domestic        Foreign          Total
         -----------              ------------   ------------    ------------
          Net Sales               $ 12,223,014   $  1,970,884    $ 14,193,898
          Net Income (Loss)         (2,231,595)        58,491      (2,173,104)
          Identifiable Assets     $ 10,621,910   $  1,376,738    $ 11,998,648


12.      SUBSEQUENT EVENT

         On December 8, 1997, the Company completed a merger with Southern Resources, Inc. ("SRI"), a previously privately-owned Georgia-based holding company, with approximately $25 million in annual consolidated sales, which owns 100% of the common stock of SureCo, Inc. ("SureCo"), SRI's operating company, and Peach County Properties, Inc. ("PCP"), a real estate subsidiary, both of which are located in Georgia. SureCo manufactures and markets pesticides, which it sells under a variety of proprietary and private label brand names to commercial and consumer markets throughout North America. The merger will be accounted for using the purchase method. The Company issued 4,500,000 shares of the Company's restricted common stock, valued at $6,679,688, in exchange for all of the outstanding common stock of SRI, which will be operated as a wholly-owned subsidiary of the Company.

         The following table sets forth unaudited combined net sales, net (loss) and (loss) per share as if the business combination had been consummated at the beginning of the period for which financial statements are presented herein. Amounts and in thousands, except loss per share. The 1997 and 1996 amounts include the pro forma impact of the Dexol acquisition (Note 2).

                                     Year Ended September 30,
                                           (Unaudited)
                                   ----------------------------
                                      1997             1996
                                   -----------      -----------
         Net sales                $     46,760     $     53,400
         Net (loss)               $     (2,020)    $     (1,549)
                                   ===========      ===========

         Net (loss) per share     $       (.13)    $       (.10)
                                   ===========      ===========

                               INDEX OF EXHIBITS

Exhibit Number                   Description                               Pages
--------------------------------------------------------------------------------
    *10.6     Amendment of Employment Agreement between the Company and
              Stanley Goldberg, dated December 5, 1997 ( filed with the Company's Amended Form 10-KSB/A dated September 30, 1997 filed on February 19, 1997, SEC File No. 0-18921).

    *10.7 Employment Agreement between the Company and Mark G. Eisenschenk, dated December 5, 1997 (filed with the Company's Amended Form 10-KSB/A dated September 30, 1997 filed on February 19, 1997, SEC File No. 0-18921).

    *10.8 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997 (filed with the Company's Amended Form 10-KSB/A dated September 30, 1997 filed on February 19, 1997, SEC File No. 0-18921).

    *10.9 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997 (filed with the Company's Amended Form 10-KSB/A dated September 30, 1997 filed on February 19, 1997, SEC File No. 0-18921).

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