Form 10QSB
period 1998-09-30
VERDANT BRANDS INC
filed 1998-11-16
CIK 866752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998
                                              ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ___________________ to________________


                        Commission file number: 0-18921
                                                -------


                              VERDANT BRANDS, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

             Minnesota                                41-0848688
             ---------                                ----------
(State of incorporation or organization)  (I.R.S. Employer Identification No.)

9555 James Avenue South, Suite 200, Bloomington, Minnesota          55431-2543
----------------------------------------------------------          ----------
        (Address of principal executive offices)                    (Zip Code)


                                 (612) 703-3300
                                 --------------
                (Issuer's telephone number, including area code)


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

     The number of shares outstanding of each of the registrant's classes of capital stock, as of October 31, 1998, was:

                 Common Stock, $.01 par value 16,705,261 shares

Transitional Small Business Issuer format:                        [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

                      VERDANT BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       September 30,   December 31,
                                                           1998           1997
                                                       ------------   -------------
ASSETS

Current Assets:
  Cash and cash equivalents                            $    131,450    $    423,272
  Accounts receivable                                     7,262,531       4,437,264
  Inventories                                            10,686,359       8,803,909
  Prepaid assets                                            674,534       1,180,250
                                                       ------------    ------------
   Total current assets                                  18,754,874      14,844,695

Assets held for sale                                      2,112,691       2,273,248
Property and equipment (net)                                816,359         630,846
Intangible assets (net)                                  12,995,177      13,469,697
Other assets                                                122,964         204,893
                                                       ------------    ------------
   Total assets                                        $ 34,802,065    $ 31,423,379
                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Bank line of credit                                   $  1,102,306    $  3,024,910
 Accounts payable                                         8,029,962       7,818,030
 Accrued expenses                                         2,377,238       1,961,898
 Current portion of long-term debt                          277,247       1,538,866
                                                       ------------    ------------
   Total current liabilities                             11,786,753      14,343,704

Long-Term Debt:
 Bank line of credit                                      7,000,000              --
 Other long-term debt                                     3,107,251       3,306,821
                                                       ------------    ------------
   Total long-term debt                                  10,107,251       3,306,821

Shareholders' Equity:
  Common Stock, par value $.01 per share, authorized
  25,000,000 shares,  issued and outstanding
  16,705,261 and 16,688,061 shares, respectively            167,053         166,881
  Additional paid-in capital                             37,888,585      37,866,182
  Receivable from sale of stock                            (249,375)       (262,500)
  Accumulated deficit                                   (24,615,486)    (23,809,763)
  Cumulative translation adjustment                        (282,716)       (187,946)
                                                       ------------    ------------
    Total shareholders' equity                           12,908,061      13,772,854
                                                       ------------    ------------

    Total liabilities and shareholders' equity         $ 34,802,065    $ 31,423,379
                                                       ============    ============

See notes to unaudited consolidated financial statements.

                     VERDANT BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            Three Months Ended            Nine Months Ended
                                               September 30,                September  30,
                                       ---------------------------   --------------------------
                                           1998           1997          1998          1997
                                       -----------     -----------   -----------    -----------

NET SALES                              $ 7,564,474     $ 3,142,735   $39,309,762    $15,339,894
COST OF SALES                            5,696,822       2,037,373    25,746,190      8,548,854
                                       -----------     -----------   -----------    -----------
   Gross Profit                          1,867,652       1,105,362    13,563,572      6,791,040


OPERATING EXPENSES:
 Distribution                              973,537         497,649     4,023,144      1,812,475
 Sales & Marketing                       1,632,675         582,052     5,159,657      2,996,256
 General & Administration                  675,954         456,237     2,207,039      1,331,923
 Product Registration & Development        427,163         200,192     1,518,595        847,743
 Amortization of Intangibles               220,574         118,536       617,068        353,873
                                       -----------     -----------   -----------    -----------
                                         3,929,903       1,854,666    13,525,503      7,342,270
                                       -----------     -----------   -----------    -----------
INCOME (LOSS)BEFORE
  OTHER EXPENSE                         (2,062,251)       (749,304)       38,069       (551,230)

OTHER INCOME (EXPENSE), NET               (257,569)         13,146      (843,792)       (54,429)
                                       -----------     -----------   -----------    -----------

LOSS BEFORE INCOME TAXES                (2,319,820)       (736,158)     (805,723)      (605,659)

INCOME TAXES                                    --              --            --             --
                                       -----------     -----------   -----------    -----------

NET LOSS                               $(2,319,820)    $  (736,158)  $  (805,723)   $  (605,659)
                                       ===========     ===========   ===========    ===========

Net loss per common share -
    basic and diluted                        $(.14)          $(.06)        $(.05)         $(.05)
                                       ===========     ===========   ===========    ===========

Shares used in calculating basic
    and diluted net loss per share      16,703,777      12,181,270    16,693,695     11,744,168
                                       ===========     ===========   ===========    ===========



See notes to unaudited consolidated financial statements.

                              VERDANT BRANDS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               Nine Months Ended
                                                                  September 30,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $  (805,723)   $  (605,659)
 Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
   Depreciation and amortization                              1,138,113        491,397
   Loss on disposal of intangible assets                          5,055         72,217
   Loss on disposal of assets                                     5,263             29
   Income from investment in joint venture                      (14,920)       (10,078)
   (Increase) decrease in assets:
    Trade accounts and notes receivable                      (2,755,311)     4,160,729
    Inventories                                              (1,905,921)     1,191,911
    Prepaid expenses                                            315,918        (17,690)
   Increase (decrease) in liabilities:
    Accounts payable                                             12,370     (3,472,038)
    Accrued expenses                                            362,291        129,938
                                                            -----------    -----------
     Net cash provided by (used in)operating activities      (3,642,865)     1,940,756

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                            (158,492)       (73,195)
 Proceeds from sale of equipment                                  3,767          7,205
 Purchase of intangible assets                                  (81,963)       (31,908)
 Net cash paid relating to acquisition of Dexol                      --        (82,343)
                                                            -----------    -----------
    Net cash used in investing activities                      (236,688)      (180,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings from bank line of credit                      5,077,396             --
 Cash received in Dexol acquisition                                  --        124,073
 Proceeds from issuance of common stock                          35,700             --
 Principal payments on long-term debt                        (1,505,304)       (12,168)
                                                            -----------    -----------
    Net cash provided by financing activities                 3,607,792        111,905

 Effect of exchange rate changes on cash                        (20,061)           805
                                                            -----------    -----------
    Increase (decrease) in cash and cash equivalents           (291,822)     1,873,225

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                           423,272      1,391,069
                                                            -----------    -----------
  END OF PERIOD                                             $   131,450    $ 3,264,294
                                                            ===========    ===========

See notes to unaudited consolidated financial statements.

                      VERDANT BRANDS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998


Note 1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of Verdant Brands, Inc. (formerly Ringer Corporation) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the prior fiscal year ended September 30, 1997 and the Company's Transition Report on Form 10-QSB for the transition period from October 1, 1997 through December 31, 1997. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 1998. Certain reclassifications were made to prior year financial statements to be consistent with those classifications used in the current year. These reclassifications had no effect on shareholders' equity or net income or loss as previously reported.

          Effective December 15, 1997, the Company adopted Statement on Financial Standard No. 128, "Earnings Per Share". Earnings per share for prior year periods have been restated for the adoption of SFAS No.
          128. The following table reflects the calculation of basic and diluted earnings per share.


                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                 September 30,
                                                    ---------------------------     --------------------------
                                                       1998            1997            1998           1997
                                                    -----------     -----------     -----------    -----------
Loss Per Share - Basic and Diluted
----------------------------------
  Net loss                                          $(2,319,820)    $  (736,158)    $  (805,723)   $  (605,659)
                                                    -----------     -----------     -----------    -----------

  Weighted average shares                            16,703,777      12,181,270      16,693,695     11,744,168
                                                    -----------     -----------     -----------    -----------
  Net loss per share                                $      (.14)    $      (.06)    $      (.05)   $      (.05)
                                                    ===========     ===========     ===========    ===========

Note 2.  CHANGE IN FISCAL YEAR

       In February 1998, the Company announced a change in its fiscal year end from September 30 to December 31. In connection therewith, the Company filed a Transition Report on Form 10-QSB for the period from October 1, 1997 through December 31, 1997 to transition to the beginning of its new fiscal year which began on January 1, 1998. Comparative prior period financial information has been conformed to the new year end.

Note 3.   ACQUISITIONS

          Merger with Southern Resources, Inc.
          ------------------------------------

          On December 8, 1997, a subsidiary of the Company merged with Southern Resources, Inc. ("SRI") which, on that date, became a wholly-owned subsidiary of the Company. Prior to the merger, SRI was a privately held corporation. SRI is a Fort Valley, Georgia-based corporation with annual consolidated sales in 1997 of approximately $25 million, which, through its wholly-owned subsidiary, SureCo, Inc., manufactures and markets traditional liquid and granular pesticides. Its products are sold under a variety of proprietary and private label brand names to commercial and consumer retail markets throughout North America. Commercial pesticides are sold principally under the AllPro(R) brand to specialty agricultural, turf ornamental and professional pest control distributors. Consumer products are sold into the consumer retail market principally under the Rigo/Black Leaf(R) brand as well as under various private label store brands. The Company is currently operating SRI as a stand-alone subsidiary.

          The Company acquired all of the outstanding stock of SRI in exchange for 4,500,000 shares of the Company's restricted common stock with an aggregate valuation of $4,218,750. The SRI acquisition was accounted for using the purchase method of accounting rather than the pooling-of-interest method as originally announced. The change in accounting methods was required because of management's decision to dispose of certain assets and activities of the combined business entities. Such a disposal precludes the use of the pooling of interest method of accounting. The Company has not yet finalized its analysis of the full financial impact associated with its disposal plans.

          The SRI purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over the estimated fair market values of assets acquired and liabilities assumed ("goodwill") totals approximately $2,072,000. The goodwill is being amortized on a straight-line basis over twenty years. SRI's operations are included in the Company's consolidated statements of operations subsequent to the effective date of the acquisition which, for accounting purposes, is December 1, 1997. The Company is completing the process of establishing fair values of certain assets acquired and liabilities assumed, consequently, adjustments to the allocation of purchase price based on a final determination of fair values may occur.

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

          The Dexol Acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over estimated fair market value of net assets acquired ("goodwill") of approximately $1,840,000 is being amortized on a straight-line basis over twenty years. Since the acquisition, the Company has operated the acquired business as its Dexol division and has continued marketing Dexol products. Dexol division operations are included in the Company's consolidated statements of operations from the effective date of the acquisition which, for accounting purposes, is March 1, 1997.

Note 4. Sales of the Company's products are greater during the period of January 1 through June 30 of each year due to seasonal factors.

Note 5. All comparative data reflect application of consistent accounting principles. A total of $195,000 in estimated co-op advertising expense accruals remaining from 1997 were reversed during the nine months ended September 30, 1998 based on actual co-op claims received.

Note 6. Assets held for sale consist of land, buildings and equipment at the Company's Fort Valley, Georgia plant. The Company is transferring production from its Fort Valley plant to its manufacturing venture partner in St. Joseph, Missouri and to other subcontract manufacturers. Upon completion of this transfer, the Company plans to sell the Fort Valley plant.

Note 7.   Inventory consists of the following:


                                                     September 30,  December 31,
                                                          1998           1997
                                                      ------------   -----------
          Raw Materials                               $ 6,066,352    $ 5,148,988
          Finished Goods                                4,620,007      3,654,921
                                                      -----------    -----------
                                                      $10,686,359    $ 8,803,909
                                                      ===========    ===========

Note 8.   LONG-TERM DEBT

                                                    September 30,  December 31,
                                                         1998           1997
                                                     -----------    -----------
          Line of credit, long-term portion          $ 7,000,000
          Term loans                                   1,537,720    $ 3,025,241
          Notes payable                                1,834,956      1,805,241
          Capital lease obligations                       11,822         15,205
          Less current portion                          (277,247)    (1,538,866)
                                                     -----------    -----------
                                                     $10,107,251    $ 3,306,821
                                                     ===========    ===========

Note 9.   LINE OF CREDIT

          The Company has a line of credit agreement with GE Capital Services ("GE") to fund seasonal cash needs. At September 30, 1998, outstanding borrowings on the line of credit totaled $8,102,306 of which $7,000,000 is classified as long-term debt, and the Company was not in compliance with the interest coverage ratio covenant contained in the line-of-credit agreement. The Company is in the process of obtaining a waiver of compliance for the quarter ended September 30, 1998 and, based on conversations with the lender, expects soon to receive such a waiver.

Note 10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          Cash paid (received) for interest during the period for:

                                Nine Months Ended
                                  September 30,
                               -------------------
                                 1998       1997
                               --------   --------
          Interest paid        $842,290   $152,009
          Interest received      (7,671)   (37,328)

Note 11.  PRO FORMA FINANCIAL INFORMATION

          The following table sets forth unaudited pro forma sales, net income before taxes, net income and income per share for the Company as if the Verdant Brands, Inc., Dexol and SRI businesses had been combined at the beginning of the three months and nine months periods ended September 30, 1997. This pro forma financial information is provided for illustrative purposes only. It is not necessarily indicative of actual operating results that would have occurred had the acquisition been in effect for the periods presented and is not necessarily indicative of results which may be obtained in the future. The operations of Dexol and

          SRI are included in the Company's statements of operations for the three months and nine months ended September 30, 1998, therefore pro forma information is not applicable for those periods.

                                                           1997
                                             --------------------------------
                                              Three Months      Nine Months
                                             Ended Sept. 30   Ended Sept. 30
                                             ---------------  ---------------
          Net sales                              $ 8,530,103      $37,903,587
          Net loss before taxes                   (1,591,206)        (916,802)
          Net loss                                (1,466,313)        (791,909)
          Loss per share-basic and diluted       $      (.09)     $      (.05)

NOTE 12.  ACCOUNTING STANDARD

          The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," for its fiscal year beginning January 1, 1998. Total comprehensive income (loss) for the three month and nine month periods ended September 30, 1998 was $(2,366,760) and $(900,493), respectively. Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments.

NOTE 13.  PENDING ACQUISITION OF CONSEP, INC.

          On September 8, 1998, the Company entered into a merger agreement whereby the Company's intends to acquire Consep, Inc. ("Consep"). Consep is an Oregon based developer, manufacturer and marketer of environmentally sensitive pest control products for the commercial agricultural and consumer home, lawn and garden markets. Consep also owns and operates full-line agrochemical distributors located principally in California. Under the merger agreement, the proposed merger is expected to be accomplished by exchanging 0.95 of one share of the Company's common stock for each outstanding share of common stock of Consep. The proposed merger is subject to, among other things, the approval of Consep's shareholder's, the approval of the Company's shareholders and applicable third-party consents and approvals. The proposed merger is expected to be completed by the end of 1998.

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

Merger with Southern Resources, Inc.
------------------------------------

       On December 8, 1997, a subsidiary of the Company merged with Southern Resources, Inc. ("SRI") which, on that date, became a wholly-owned subsidiary of the Company. Prior to the merger, SRI was a privately held corporation. SRI is a Fort Valley, Georgia-based corporation with annual consolidated sales in 1997 of approximately $25 million, which, through its wholly-owned subsidiary, SureCo, Inc., manufactures and markets traditional liquid and granular pesticides. Its products are sold under a variety of proprietary and private label brand names to commercial and consumer retail markets throughout North America. Commercial pesticides are sold principally under the AllPro(R) brand to specialty agricultural, turf ornamental and professional pest control distributors. Consumer products are sold into the consumer retail market principally under the Rigo/Black Leaf(R) brand as well as under various private label store brands. The Company is currently operating SRI as a stand-alone subsidiary.

       The Company acquired all of the outstanding stock of SRI in exchange for 4,500,000 shares of the Company's restricted common stock with an aggregate valuation of $4,218,750. The SRI acquisition was accounted for using the purchase method of accounting rather than the pooling-of-interest method as originally announced. The change in accounting methods was required because of management's decision to dispose of certain assets and activities of the combined business entities, specifically as it relates to the Company's Fort Valley, Georgia manufacturing activities and facilities. (See Note 6 to the financial statements herein.) Such a disposal precludes the use of the pooling of interest method of accounting. The Company has not yet finalized its analysis of the full financial impact associated with its disposal plans.

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

Pending Merger with Consep, Inc.
--------------------------------

       On September 8, 1998, the Company entered into a merger agreement whereby the Company's intends to acquire Consep, Inc. ("Consep"). Consep is an Oregon based developer, manufacturer and marketer of environmentally sensitive pest control products for the commercial agricultural and consumer home, lawn and garden markets. Consep also owns and operates full-line agrochemical distributors located principally in California. Under the merger agreement, the proposed merger is expected to be accomplished by exchanging 0.95 of one share of the Company's common stock for each outstanding share of common stock of Consep, Inc. The proposed merger is subject to, among other things, the approval of Consep's shareholders, the approval of the Company's shareholders and applicable third-party consents and approvals. In connection with the proposed merger, the Company and Consep filed a joint proxy statement dated October 26, 1998. A special shareholders' meeting is scheduled at each respective company on December 7, 1998 to vote on the proposed merger.

Results of Operations

       The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:

                                         Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                          ---------------     ---------------
                                          1998      1997      1998      1997
                                          -----     -----     -----     -----
Net sales                                 100.0%    100.0%    100.0%    100.0%
Cost of sales                              75.3      64.8      65.5      55.7
                                          -----     -----     -----     -----
   Gross profit                            24.7      35.2      34.5      44.3

Operating expenses:
   Distribution                            12.9      15.8      10.2      11.8
   Sales & Marketing                       21.6      18.5      13.1      19.6
   General & Administrative                11.9      18.3       7.2      11.0
   Product Development & Registration       5.6       6.4       3.9       5.5
                                          -----     -----     -----     -----
                                           52.0      59.0      34.4      47.9
                                          -----     -----     -----     -----
Income (loss) before other expense        (27.3)    (23.8)       .1      (3.6)
Other income (expense), net                (3.4)       .4      (2.1)      (.3)
                                          -----     -----     -----     -----
Net loss                                  (30.7)%   (23.4)%    (2.0)%    (3.9)%
                                          =====     =====     =====     =====

The following table sets forth the percentage of net sales represented by each of the Company's major product categories:
                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                                ---------------     ----------------
                                 1998      1997      1998      1997
                                -----     -----     -----     -----
 Pest control                    95.5%     78.6%     90.6%     78.9%
 Fertilizers and composting       4.5      21.4       9.4      21.1
                               ------     -----     -----     -----
                                100.0%    100.0%    100.0%    100.0%
                               ======     =====     =====     =====

Seasonal factors effecting sales and results of operations

       Sales during the year are very seasonal. First quarter sales normally consist of sales on initial orders from direct customers and reorders from distributors who made their initial purchases for the season in the final quarter of the preceding year. Second and third quarter sales consist largely of reorders from direct-ship customers and sales of in-season promotion products. Fourth quarter sales consist primarily of shipments on early season orders from distributors who are stocking warehouses for the upcoming spring selling season. Most of the Company's sales occur during the months of December through June of each year. The level of sales for the fiscal year depends largely upon the level of retail sales of the Company's products to home owner consumers and the level of unsold retail inventory of the Company's products remaining in retail and wholesale distribution channels carried over from the previous year. Retail sales to consumers are affected by numerous outside circumstances such as weather, competitors' products and sales and marketing programs, as well as new product introductions. Each of these factors can fluctuate substantially from year to year and from quarter to quarter. Total year sales cannot be accurately projected with any degree of certainty based on results for the three months and nine months ended September 30.

Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997

       Net Sales. Net sales increased $4,421,739 or 140.7% to $7,564,474 for the three months ended September 30, 1998 compared to $3,142,735 for the three months ended September 30, 1997. The increase was due primarily to the addition of approximately $4.8 million in 1998 net sales generated from business and product lines added as a result of the acquisition of SRI in December 1997, offset in part by reduced international and commercial sales.

       Gross Margins. Gross margins as a percent of sales decreased to 24.7% for the three months ended September 30, 1998 compared to 35.2% for the three months ended September 30, 1997. The decrease was primarily the result of the sales of SRI products added in 1998 which shifted product mix to an increased proportion of traditional chemical pesticides sales which carry lower average gross margins compared to the sales mix in 1997. In addition, unfavorable manufacturing efficiency and inventory variances at the SRI plant also contributed to the decline in gross margins.

       Operating Expenses. Distribution expenses increased in absolute dollars by $475,888 or 95.6% to $973,537 for the three months ended September 30, 1998 from $497,649 for the three months ended September 30, 1997, but decreased as a percentage of sales to 12.9% for the three months ended September 30, 1998 from 15.8% for the three months ended September 30, 1997. The increase in distribution expenses in absolute dollars in 1998 compared to 1997 was primarily due to incremental distribution expenses incurred on increased sales in 1998 compared to 1997. The decrease in distribution expenses as a percentage of sales reflects lower average freight cost on SRI shipments due to closer proximity to customer locations.

       Sales and marketing expenses in absolute dollars increased $1,050,623 or 180.5% to $1,632,675 for the three months ended September 30, 1998 from $582,052 for the three months ended September 30, 1997, and increased as a percentage of sales to 21.6% for the three months ended September 30, 1998 compared to 18.5% for the same period in 1997. The increase in sales and marketing expenses was largely due to increased variable selling expenses associated with higher sales levels and the inclusion of the SRI sales and marketing organizations and programs for the three months ended September 30, 1998.

       General and administrative costs, including amortization of intangibles, increased $321,755 or 56.0% to $896,528 for the three months ended September 30, 1998 from $574,773 for the three months ended September 30, 1997. The increase was primarily due to the addition of SRI general and administrative expenses and increased amortization of intangible assets associated with the SRI acquisition.

       Product registration and development expenses increased $226,971 or 113.4% to $427,163 for the three months ended September 30, 1998 compared to $200,192 for the three months ended September 30, 1997. The increase was due primarily to increased product registration costs for products added in the SRI acquisitions.

       Other Expense, Net. Net other expense increased by $270,715 to $257,569 for the three months ended September 30, 1998 compared to net other income of $13,146 for the three months ended September 30, 1997. The increase in net other expense was mainly due to additional interest expense on increased borrowings on the Company's line of credit and interest expense incurred on long-term and short-term debt assumed in the SRI acquisition.

Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997

       Net Sales. Net sales increased $23,969,868 or 156.3% to $39,309,762 for the nine months ended September 30, 1998 compared to $15,339,894 for the nine months ended September 30, 1997. The increase was due primarily to additional sales generated from the Dexol and SRI acquisitions. Net sales for the nine months ended September 30, 1998 contained approximately $19.9 million in SRI net sales compared to no SRI net sales for the nine months ended September 30, 1997. In addition, the nine month period ended September 30, 1998 included nine months of Dexol product sales totaling approximately $7.8 million compared to only seven months of Dexol product sales totaling $4.8 million included in the nine months ended September 30, 1997. Increased sales of the Company's Safer(R) brand pesticides contributed to the remaining increase in net sales.

       Gross Margins. Gross margins as a percent of sales decreased to 34.5% for the nine months ended September 30, 1998 compared to 44.3% for the nine months ended September 30, 1997. The decrease was the result of the SRI product sales added in 1998 which shifted product mix to an increased proportion of traditional chemical pesticide sales which carry lower average gross margins compared to the sales mix in 1997. In addition, unfavorable manufacturing efficiency and inventory variances incurred at the SRI plant also contributed to the decline in gross margins.

       Operating Expenses. Distribution expenses increased in absolute dollars by $2,210,669 or 122.0% to $4,023,144 for the nine months ended September 30, 1998 from $1,812,475 for the nine months ended September 30, 1997, but decreased as a percentage of sales to 10.2% for the nine months ended September 30, 1998 from 11.8% for the nine months ended September 30, 1997. The increase in distribution expenses in absolute dollars in 1998 compared to 1997 was primarily due to incremental distribution expenses incurred on increased sales in 1998 compared to 1997. The decrease in distribution expenses as a percentage of sales reflects lower average freight cost on SRI shipments due to closer proximity to customer locations.

       Sales and marketing expenses in absolute dollars increased $2,163,401 or 72.2% to $5,159,657 for the nine months ended September 30, 1998 from $2,996,256 for the nine months ended September 30, 1997, but decreased as a percentage of sales to 13.1% for the nine months ended September 30, 1998 compared to 19.6% for the same period in 1997. The increase in sales and marketing expenses was largely due to increased variable selling expenses associated with higher sales levels, offset in part by the reversal of $195,000 in estimated co-op advertising accruals originally recorded in 1997, and the addition of the SRI sales and marketing organizations for the nine months ended September 30, 1998. The decrease in sales and marketing expenses as a percentage of sales for the nine months ended September

30, 1998 compared to the same period in 1997 was largely the result of synergies experienced from combining the various sales and marketing organizations and eliminating redundant expenses and unnecessary overhead.

       General and administrative costs, including amortization of intangibles, increased $1,138,311 or 67.5% to $2,824,107 for the nine months ended September 30, 1998 from $1,685,796 for the nine months ended September 30, 1997. The increase was primarily due to the addition of SRI general and administrative expenses and increased amortization of intangible assets associated with the SRI acquisition.

       Product development and registration expenses increased $670,852 or 79.1% to $1,518,595 for the nine months ended September 30, 1998 compared to $847,743 for the nine months ended September 30, 1997. The increase was due primarily to increased product registration costs for products added in the SRI acquisitions.

       Other Expense, Net. Net other expense increased by $789,363 to $843,792 for the nine months ended September 30, 1998 compared to net other expense of $54,429 for the nine months ended September 30, 1997. The increase in net other expense was mainly due to additional interest expense on increased borrowings on the Company's lines of credit and interest expense incurred on long-term and short-term debt assumed in the SRI acquisitions.

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

       Cash decreased by $291,822 during the nine months ended September 30, 1998. The decrease in cash reflects the following: cash of $3,642,865 consumed in operating activities, primarily to finance increased receivables and inventory which was offset in part by cash provided by increased accounts payable, cash of $236,688 consumed in investing activities to purchase equipment and intangible assets, and cash provided from financing activities of $3,607,792 consisting of $5,077,396 in borrowings against the Company's bank lines of credit, $35,700 proceeds from the sale of common stock, offset by principal payments on long-term debt of $1,505,304.

       The Company relies on financing in the form of lines of credit to fund seasonal increases in receivables and inventory and to provide general working capital. The Company currently has in place a three-year $25,000,000 credit facility with GE Capital Services that expires in May 2000, which funds working capital needs of the parent company and its wholly owned subsidiaries, Safer, Inc. and SRI. The credit facility is intended to finance the Company's seasonal working capital needs and to provide working capital financing for future acquisitions. The Company's wholly-owned subsidiary, SRI, previously had in place an $8,000,000 working capital credit facility with a commercial finance corporation which matured on April 22, 1998. In April 1998, the Company consolidated this line into its GE Capital Services line. Borrowings under the line of credit are limited to an aggregate borrowing base calculated using 85% of qualified accounts receivable and 60% to 65% of qualified inventory. Under terms of the credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. At September 30, 1998, availability on the GE Capital Services line of credit totaled approximately $8.7 million with outstanding borrowings totaling $8,102,306 of which $7,000,000 is classified as long-term debt. Also at that date, the Company was not in compliance with the interest coverage ratio covenant. The Company is in the process of obtaining a waiver of compliance for the quarter ended September 30, 1998 and expects, based on conversations with the lender, to receive such waiver shortly.

       Due to increased cash demands caused by unusually slow collections on certain large customers' accounts receivable, relatively high inventory levels, cash demands required to fund SRI operations and caused by payment of certain components of SRI debt, the Company has had to extend accounts payable beyond normal payment terms in order to minimize borrowings and manage short-term cash flow. The extension of payments beyond normal accounts payable terms has begun to have an impact on the Company's ability to obtain materials required for production of certain products. The Company is aggressively pursuing collection of past due accounts receivable and is working to reduce inventory levels to help reduce immediate cash needs. The Company is also currently in the process of raising approximately $3 million in external financing for working capital purposes and for funding of Consep, Inc. acquisition-related transaction and restructuring costs. The Company believes it will be successful in obtaining such financing; however, there is no assurance that adequate long-term financing will be secured.

       The Company has no material purchase commitments. Although the Company continues to evaluate companies and product lines for possible acquisition, no such agreements are currently in place.

       The Company believes that inflation has not had a significant impact on the results of its operations.

YEAR 2000 CONCERNS
------------------

       The Company has completed an upgrade of its computer systems at its domestic locations which, management believes, brings the Company's domestic systems into year 2000 compliance. The Company invested approximately $250,000 over the last two years in these upgrades. Upgrades to the Company's Canadian computer systems are expected to be completed in 1999. Costs to upgrade the Canandian Systems are estimated to be less than $100,000. The Company is in the process of evaluating other computer related administrative systems to determine year 2000 compliance and expects to be completed with this review by December 31, 1998. Costs to bring these systems into compliance are not expected to be material to the Company.

       The potential impact of the year 2000 issue will depend not only on the actions taken by the Company, but also on the way in which the year 2000 issues are addressed by customers, vendors, service providers, utilities, government agencies and other entities with which the Company does business. The Company has begun to survey major customers, vendors and suppliers to determine year 2000 compliance issues and the potential financial impact of non-compliance by outside parties on the Company. The Company expects to have this review completed by December 31, 1998. The efforts of these third parties are not within the Company's control and their failure to respond to year 2000 issues successfully could have a material adverse impact on the Company. Noncompliance by these parties could cause the Company to be unable to obtain certain materials needed for production and distribution of some of its products and the interruption or delay of normal manufacturing operations. The Company's contingency plans for these potential problems involve surveying vendors and subcontract manufacturers for potential problems and changing over to vendors and subcontract manufacturers that are Year 2000 compliant. However, material costs, manufacturing delays and lost sales are possible if certain problems do not become apparent until after December 31, 1999. The Company is not able to estimate such costs, but management believes that, under the worst case scenario, they would be material to the operations of the Company.

FORWARD LOOKING INFORMATION
---------------------------

       The information contained in this Quarterly Report includes forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including: changes in demand from major customers; effects of competition and competitive responses to the Company; changes in product mix, product costs, inventory levels and customer mix and its effect on financial performance; changes in operating expenses; the Company's ability to raise long-term financing to satisfy its operating needs; the actual achievement of Year 2000 compliance by the Company and its vendors, subcontract manufacturers and other third parties and the potential impact on the Company; and other factors disclosed throughout this Quarterly Report and the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statement in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and uncertainties that may affect the Company's financial condition and results of operations.

                                    *********

                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

       The Company's wholly-owned subsidiary, SRI, is a party to a governmental action and certain legal proceedings in Superior Court of Fulton County, Georgia, brought by or on behalf of property owners in the area of SRI's Fort Valley, Georgia, manufacturing site, relating to contamination discovered on or near the site. Management believes that the contamination arose prior to the purchase of the plant site by SRI from an unaffiliated predecessor owner. The former owner has been cooperating with governmental authorities and has initiated remedial activities on the site. Management believes that the governmental and legal actions relating to the property will not result in material loss to SRI.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There were no matters submitted for a vote of security holders during the quarter ended September 30, 1998.

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

 4.1 Specimen certificate of Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S- 18, SEC File No. 33-36205-C).

*10.1  1986 Employee Incentive Stock Option Plan (incorporated by reference to
       Exhibit 4.4 of the Company's Registration Statement on Form S-8, SEC File No. 33-37806).

*10.2 Amendment No.1 dated January 1, 1988, Amendment No. 2 dated September 9, 1992 and Amendment No. 3 dated January 4, 1995 to the Company's 1986 Employee Incentive Stock Option Plan (incorporated by reference to
       Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB dated March 31, 1998, SEC File No. 0-18921).

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

*10.10 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997 (incorporated by reference to
       Exhibit 10.8 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0- 18921).

*10.11 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997 (incorporated by reference to
       Exhibit 10.9 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0- 18921).

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

*10.19 Ringer Corporation 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)

 27.1  Financial Data Schedule

       * Management contract or compensation plan or arrangement.

       (b)    Reports on Form 8-K

              The Company filed no Current Reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES


       In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                            VERDANT BRANDS, INC.



Dated: November 12, 1998     By /S/ Stanley Goldberg
                                ----------------------
                                Stanley Goldberg
                                President and Chief Executive Officer



Dated: November 12, 1998     By /S/ Mark G. Eisenschenk
                                -------------------------
                                Mark G. Eisenschenk
                                Executive Vice President and Chief Financial
                                Officer
                                (principal financial officer)