Form 10KSB
period 1998-12-31
VERDANT BRANDS INC
filed 1999-03-31
CIK 866752

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                  December 31, 1998
                          ----------------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to  _______________

Commission file number                   0-18921
                      --------------------------------------------------------

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

                               RINGER CORPORATION
--------------------------------------------------------------------------------
                   (Former name, if changed since last report)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1998 totaled $48,151,988.

As of March 23, 1999, the Company had 25,889,214 shares of Common Stock outstanding. The aggregate market value of the 22,980,950 shares of Common Stock held by non-affiliates of the Company was $22,262,795, based on the closing share price on March 23, 1999 on the Nasdaq National Market.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

Transitional small business disclosure format:              [ ] Yes    [X] No

                                     PART I

Item 1. BUSINESS.

     General. At its April 15, 1998 Annual Meeting of Shareholders, shareholders of Verdant Brands, Inc. ("the Company" or "Verdant") approved a proposal to change the Company's name from Ringer Corporation to Verdant Brands, Inc. The name change occurred in July 1998, when an official announcement of the change in name was made. In connection with the name change, Verdant adopted a new trading symbol of "VERD" for its shares, which are traded on the NASDAQ National Market System. The Company also changed its fiscal year end from September 30 to December 31. The change in fiscal years became effective beginning January 1, 1998.

     The Company was founded and incorporated in the State of Minnesota in 1961. It is a developer, manufacturer and marketer of "environmentally sensitive" and "traditional" lawn and garden products for the consumer and commercial markets. It also operates full service dealerships that market pest control products to the specialty agricultural and turf and ornamental sectors of the commercial market. Verdant's product lines consist of proprietary and non-proprietary pest control products and, to a much lesser extent, fertilizers and grass seed products, for both the consumer and commercial markets.

     Environmentally Sensitive Product Lines. Verdant markets a complete line of environmentally sensitive pest control and fertilizer products. The Company's environmentally sensitive pest control products are sold under the Safer(R), SureFire(R), ChemFree(R), Insectigone(R) and Blocker(R) brands to the consumer market. Its CheckMate(R) and BioLure(R) brands of environmentally sensitive pest control products are sold to the commercial market. Its environmentally sensitive fertilizer line, marketed under the Ringer(R) brand, is sold to both the consumer and commercial markets.

     The Company's environmentally sensitive pest control products utilize a variety of patented and proprietary technologies. To effectively control insects, weeds and fungal diseases, some of Verdant's products use botanical technologies based on fatty acid compounds and naturally occurring plant extracts. Other products use biochemical technologies, such as pheromones, which mimic the natural sexual attractant of insects thereby disrupting mating of nonbeneficial insects, primarily undesirable moths, and thus prevents production of unwanted larvae or worms which could otherwise infest and damage edible fruit, nut and vegetable crops. Still other environmentally sensitive products marketed by Verdant include mechanical technologies such as traps. Verdant's traps are designed to catch nonbeneficial insects such as Japanese beetles, wasps, hornets and moths. Virtually all of Verdant's environmentally sensitive products are designed to control unwanted pests without harming beneficial insect populations or leaving harmful residues on turf and garden plants. They have also been developed to provide premium performance using available technologies with the lowest environmental impact.

     Verdant holds patents on its botanical fatty acid based pest control products. It also holds numerous patents on products that use fatty acids as synergists in combination with both natural and synthetic pesticides. The fatty acids which the Company uses are natural in origin and are generally extracted from various species of plants.

     Verdant's environmentally sensitive granular fertilizer products are proprietary and organically based. They utilize microbially based delivery systems that control the release of nutrients for extended and uniform plant feeding.

     Verdant's line of environmentally sensitive products was developed internally, in part, and obtained as a result of acquisitions of other companies. The Ringer(R) line of fertilizers was developed entirely by the Company. Verdant's botanical based line of pest control products was acquired in 1991 through the Company's acquisition of Safer, Inc., which currently operates as a wholly owned subsidiary of Verdant. Since the 1991 acquisition of Safer, Inc., the Company has continued to develop additional botanical technologies internally. The SureFire(R), ChemFree(R), Blocker(R), CheckMate(R), Insectigone(R) and BioLure(R) brands of pest control products were acquired in December 1998 in connection with the Company's acquisition of Consep, Inc., which currently operates as a wholly owned subsidiary of Verdant.

     Traditional Pest Control Product Lines. The Company sells traditional pest control products to the consumer market under the Dexol(R), Black Leaf(R) and various private label brands. Its AllPro(R) brand of traditional pest control products is sold to the commercial market. Verdant's traditional pest control technologies are based on non-proprietary, synthetic chemical pesticidal formulations which are common to the consumer lawn and garden and commercial industries. These traditional pest control products include various forms of chemical insecticides, herbicides, fungicides and rodenticides. The active ingredients are obtained primarily from large national and international chemical companies who supply formulators of products for the agricultural, horticultural and lawn and garden markets. Verdant's line of Dexol(R) pest control products was acquired in March 1997 with the acquisition of the assets of Dexol Industries, Inc. Its Black Leaf(R) and AllPro(R) lines of pest control products were acquired in December 1997 when the Company acquired Southern Resources, Inc., which currently operates as a wholly owned subsidiary of Verdant.

     While the Company was initially founded based on environmentally sensitive only technologies, Verdant acquired its traditional pest control lines for several important financial and strategic reasons. The acquisitions helped give Verdant its much needed critical mass. They also provided Verdant with the opportunity to better leverage supplier and customer relationships and allowed the Company to participate in larger geographic and functional markets. Also, Verdant owns patents on organically based technologies which, when combined with traditional pesticides, become "hybrid" pest control products that can result in reduced overall environmental toxicity and faster acting pest control performance. Significantly, the Company believes there is opportunity to market these less toxic "hybrid" pest control technologies utilizing the well established traditional pest control brand names obtained as a result of the recent acquisitions.

     Acquisitions. A description of the acquisitions Verdant completed in 1997 and 1998 follows:

     Dexol Industries, Inc. In March 1997, Verdant acquired substantially all of the assets of Dexol Industries, Inc. (the "Dexol"), a California based manufacturer and marketer of pesticides to the consumer market with annual sales of approximately $10 million. The pesticide products acquired from Dexol use non-proprietary traditional chemical technology commonly available in the lawn and garden industry. The acquisition was accounted for using the purchase method of accounting.

     Southern Resources, Inc. In December 1997, Verdant completed a merger with Southern Resources, Inc. ("SRI"), previously a privately held, Georgia based company with annual sales of approximately $25 million. SRI manufactures and markets traditional pesticides through its subsidiary, SureCo, Inc., under a variety of proprietary and private label brand names to consumer and commercial markets throughout North America. The merger was accounted for using the purchase method of accounting.

     Consep, Inc. In December 1998, Verdant completed a merger with Consep, Inc. ("Consep"), a publicly held company based in Bend, Oregon with annual sales of approximately $38 million. Consep develops, manufactures and markets biorational pest control products and, through its subsidiaries, distributes its biorational pest control products as well as traditional agrichemical pest control products to growers of fruits, nuts and vegetables. The merger was accounted for using the purchase method of accounting.

     Business Segments. Verdant conducts business in three major market segments. The segments consist of a consumer products segment, a commercial products segment and a commercial dealer segment. Each business segment is more fully described below:

     Consumer Products Segment. As mentioned above, the brands of products sold to the consumer market consist of environmentally sensitive pest control products and fertilizers sold under the Safer(R), SureFire(R), ChemFree(R), Blocker(R), Insectigone(R) and Ringer(R) brands and traditional pest control products sold under the Dexol(R), Black Leaf(R) and various private label brands. Sales of consumer products were approximately $37.7 million in 1998, $4.0 million during the three month period ended December 31, 1997 and $18.3 million in the fiscal year ended September 30, 1997.

     Markets. Consumer product sales in the United States are conducted through a variety of retail distribution channels in all fifty states. These distribution channels consist of retail mass merchandisers, hardware co-operatives, catalog operators and lawn and garden wholesale distributors who resell Verdant's products to retail garden centers, nurseries, hardware stores and home centers. Some significant retailers selling Verdant's products include The Home Depot, Wal-Mart, Lowes, Target, Tru-Serve, Menards and Frank's Nursery & Crafts.

     Sales and Marketing. Verdant's retail sales function in the United States is managed by a vice president of sales and marketing located in Verdant's main office in Bloomington, Minnesota. The vice president of sales and marketing oversees six regional sales managers located in Maryland, Georgia, Indiana, Washington, Minnesota and California, and one national accounts sales manager located in Minnesota. Verdant uses a combination of direct sales personnel and independent manufacturers' representatives to market its products. The direct sales personnel and independent manufacturers' representatives, who report to the regional managers, are assigned territories that cover all fifty states. In addition, Verdant uses its wholesalers' sales and merchandising personnel and other merchandising service organizations to contact and service some of the larger retail outlets who sell Verdant's products.

     Most of Verdant's marketing and distribution activities are concentrated in the United States and Canada. However, a level of international overseas business has been maintained for a number of years. Verdant currently sells certain pest control products to foreign formulators and distributors. It has sold products to customers in Germany, Switzerland and other European markets for over ten years.

     International consumer market sales are managed by Safer, Ltd., Verdant's subsidiary in Toronto, Ontario, Canada. Safer, Ltd. maintains its own sales and marketing organization, its own product development operation and most of its own sources of supply and manufacturing. Although management believes there are significant future international consumer market opportunities, it expects to concentrate marketing efforts in the United States and Canada for the foreseeable future while the Company focuses on establishing profitable operations in these primary market areas.

     Competition. Verdant faces significant competition in the consumer pest control and fertilizer markets from numerous competitors, several of whom significantly dominate their respective markets and many of whom have substantially greater financial, technical, marketing and other resources than Verdant. The Company believes it has three categories of competitors in the consumer pest control market. Those categories of competitors are traditional pesticide companies, companies with existing biorational pest control products and companies developing new biorational pest control products.

     Verdant's principal competitors in the consumer pest control market are Scotts Miracle Gro (Ortho(R) brand), United Industries (Spectracide(R) brand) and various regional and niche product competitors. The competitors compete against both the Company's environmentally sensitive pest control product line as well as its traditional pest control product line. In addition, large traditional pesticide companies are currently conducting research on biorational pest control technologies. Furthermore, there are small biotechnology companies that are conducting research in the biorational pest control area. These companies could represent significant competition in the future.

     Verdant's principal competitor in the consumer fertilizer market is Scotts Miracle Gro. Other significant competitors include Lebanon (Greenview(R) brand) and Milwaukee Sewer Improvement District (Milorganite(R) brand). In addition to national competitors, many regional and local companies, who incur lower freight costs and are therefore more price competitive in regional and local markets, compete with the Company. Verdant estimates that approximately 35% of the market share is held by smaller regional and local fertilizer manufacturers and marketers.

     Products developed by Verdant may also be subject to competition from products developed by companies using other technologies. One source of competition is plant science technology. Plant science technology includes the development of pest resistant plants by genetic engineering and other methods which has the potential to significantly reduce the need for certain pest control products currently on the market.

     The principal competitive factors in Verdant's markets are efficacy, ease of application, price, health and environmental compatibility and name recognition. Many of Verdant's environmentally sensitive products generally cost more than those of their competitors' traditional chemical pesticide counterparts. Therefore, Verdant is generally not able to compete on price alone.

     To increase brand identity and sell through, Verdant uses various forms of advertising and promotion to market its products. They primarily consist of cooperative advertising programs, point-of-purchase marketing materials and radio and print advertising. The Company spent on consumer sales and marketing expenses approximately $5.8 million in 1998, $0.9 million during the three months ended December 31, 1997 and $3.8 million in the fiscal year ended September 30, 1997.

     Commercial Products Segment. The Company's brands of products marketed to the commercial market consist of environmentally sensitive pest control products sold under the CheckMate(R) and BioLure(R) brands and traditional pest control products sold under the AllPro(R) brand. Sales of products to the commercial market were approximately $9.3 million in 1998, $0.8 million during the three month period ended December 31, 1997 and $0.5 million in fiscal 1997.

     Markets. Verdant's commercial products segment is directed toward markets which exceed $1 billion in annual sales. Verdant anticipates that future growth in its share of these markets will be derived from increased sales of its existing products, from sales of future products developed by Verdant or licensed from others, and from the acquisition of additional product lines or companies with additional product lines.

     Sales and Marketing. Verdant's commercial products are marketed principally in the United States through commercial distributor distribution channels. Commercial products segment sales are made to the specialty agricultural market, the turf and ornamental market and the professional pest control applicators market. Verdant's commercial sales activities are supervised by a vice president of sales located in Bend, Oregon who oversees a 13-person sales organization.

     Sales to the specialty agricultural market are made principally through full service agrichemical dealers and through agricultural products distributors. Agrichemical dealers employ crop protection professionals who consult for growers and recommend appropriate insect control programs. Verdant believes that integrated pest management ("IPM") and crop protection professionals, such as pest control advisers ("PCAs"), have become key factors in promoting the introduction and distribution of its insect control products to the specialty agricultural market. This trend is most developed in California, where state licensed PCAs are the only individuals who are authorized to recommend the application of any pesticide, including insect control products. Consep's strategy focuses on improving the PCAs' and growers' understanding of IPM and on how the Company's proprietary products can be integrated into various insect control programs. Verdant markets its insect control products to the speciality agricultural market through its 11-person technical sales organization.

     Sales to the turf and ornamental market are made primarily to distributors and dealers who provide pest control and fertilizer products to providers of lawn care services (such as Tru-Green Chemlawn), landscapers, park services, municipalities and golf courses.

     Sales to the professional pest control applicators market are made to distributors of pest control products, who in turn resell the products to structural pest control applicators. Examples of professional pest control applicator customers are Orkin and Terminex.

     Verdant markets to the professional pest control applicator and turf and ornamental markets through its four-person sales organization.

     The Company spent on commercial sales and marketing expenses approximately $1.0 million in 1998, $0.2 million during the three months ended December 31, 1997 and $0.1 million in the fiscal year ended September 30, 1997.

     Competition. The commercial pest control industry is highly competitive and is dominated by multinational chemical companies that have financial, technical and marketing resources substantially greater than those of Verdant. Verdant generally competes with other providers of traditional pest control products on the basis of price, service and customer relationships.

     Verdant's biorational products account for only a small fraction of industry wide sales of pest control products. Biorational products generally require specialized insect control practices, such as timing and method of application which are different from those typically associated with chemical products. As a result, in order for biorational products to successfully compete with chemicals, they must not only be cost competitive but must also provide other advantages over conventional pesticides. Verdant believes that its biorational pest control products are generally cost competitive with traditional insecticides and, because they are non-toxic and leave no harmful residue in food, soil or groundwater, they provide sufficient advantages over traditional insecticides to compete effectively against such products.

     Verdant believes large chemical pesticide companies are developing chemical pesticides that are less toxic to humans and the environment, as well as new products based upon biorational agents. While Verdant believes that the emphasis of these companies has been on genetic engineering of micro-organisms and on insect resistant plants and has been primarily directed toward commodity crops such as wheat, corn, cotton and soybeans, there can be no assurance that these companies will not direct significant resources to either biorational products or less-toxic chemical products that compete directly with those of Verdant.

     In addition to the large chemical pesticide companies, Verdant is aware of several smaller companies using biorational control agents, including pheromones, to produce alternative insect control products. Verdant also believes other companies are currently developing biorational insect control products. The Company believes, however, that none of these competing companies has delivery systems that perform as effectively and efficiently as the proprietary controlled release systems used in Verdant's CheckMate(R) products and that Verdant is, therefore, in a strong competitive position with respect to these companies.

     Verdant expects competition in the biorational pest control segment to intensify as regulatory pressures on traditional pesticides increase and as advances in the field are made and become more widely known.

     Commercial Dealer Segment. Through subsidiaries of Verdant, the Company owns and operates full-line commercial products and services dealerships in major agricultural regions of California and in the Connecticut River Valley of Massachusetts. In addition to selling the Company's biorational speciality agricultural products, these dealerships sell products produced by other manufacturers, including traditional pesticides, fertilizers, seeds and farm supplies. Revenues from Verdant's commercial dealership operations were approximately $1.1 million in 1998. There were no commercial dealer revenues during the three month period ended December 31, 1997 and the year ended September 30, 1997.

     Through its commercial dealers, Verdant employs crop protection professionals, including PCAs, and thereby obtains direct access to growers in order to facilitate the exchange of information and more effectively introduce IPM practices in general and Verdant's products in particular. Verdant currently operates commercial dealer outlets in five locations in the Central Valley of California and in one location in Massachusetts. Verdant believes these dealer operations, and the twenty-three PCAs it employs, provide a continuous source of valuable information regarding new product needs, performance of products in the field and the competitive position of those products.

     Verdant supports the sales efforts of its commercial dealers through the organization of grower meetings, direct grower contact and education of other influential groups such as university pest management specialists and researchers, government agricultural personnel and independent PCAs. Verdant promotes its CheckMate(R) and BioLure(R) product lines through both its own commercial dealers and other dealers and distributors using brochures, corporate communications and an on-line Web page.

     Verdant's commercial dealer operations face competition from other dealers and distributors of pest control products operating in the same geographic markets as the Company. Competitors include large distributors such as Wilbur-Ellis Company, Terra, United AgriProducts and Britz Chemical Company, all of which have greater financial strength than Verdant. In addition, Verdant's dealer operations compete with independent dealers and distributors, some of which have lower fixed overhead costs and operating expenses than the Company.

     In 1998, Verdant sales and marketing expenses for the commercial dealer segment were not material. There were no sales and marketing expenditures for the commercial dealer segment during the three months ended December 31, 1997 and the year ended September 30, 1997.

     Products. Verdant's major product categories are environmentally sensitive pest control products, traditional pesticides and microbial fertilizers.

     Environmentally Sensitive Pest Control Products. Verdant's environmentally sensitive pest control products are sold under the Safer(R), SureFire(R), ChemFree(R), Blocker(R), Insectigone(R), CheckMate(R) and BioLure(R) brands.

     The Safer(R) branded line of pest control products are based on naturally occurring microbial and botanical derivatives and synthesized versions of naturally occurring botanical derivatives. These active ingredients, used alone or in combinations, have been developed to control specific insects, weeds and fungal diseases. The active ingredients include fatty acids, pyrethrin (a derivative of a certain chrysanthemum flower), pyrethroids (synthetic variations of pyrethrin), neem (a derivative of the tropical neem tree), bacterium strains with toxicity specific to certain insects and elemental sulfur. The Safer(R) branded environmentally sensitive pest control products biodegrade more rapidly and have a lower mammalian toxicity rating than most traditional pesticides.

     The SureFire(R),ChemFree(R) and Insectigone(R) brands of pest control products consist of a broad line of consumer products used to trap or otherwise control pests in homes, lawns and gardens. In addition, under its SureFire(R) label, the Company markets hummingbird and butterfly feeders. The SureFire(R),ChemFree(R) and Insectigone(R) branded products generally incorporate the Company's proprietary technologies, which include the controlled release of attractants that lure insects into traps, and insecticide powders composed of patented baits and diatomaceous earth, which kill crawling insects coming into contact with products incorporating this technology.

     The Blocker(R) brand of pest control products consists of a line of insect repellants. The repellants are DEET-free and repel mosquitos and other insects using natural oils. They are manufactured by and are the proprietary products of a third party, but are being marketed by the Company on an exclusive basis in the United States under the Blocker(R) label. The Company holds exclusive distribution rights to these insect repellent products in the United States, Canada and Mexico, subject to certain performance requirements.

     The CheckMate(R) brand of pest control products are used to suppress population levels of undesirable insects by disrupting their mating cycles. CheckMate(R) products employ either microporous or microcapsule beads, which are applied by aerial or ground spray equipment, or membrane-based reservoir dispensers, which are attached by hand to the branches or stems of plants in crops which they protect.

     The BioLure(R) brand of products consists of insect monitoring and trapping products for the commercial agriculture market. A monitoring product typically consists of a trap and a lure loaded with either pheromones or food bait to attract the target insect species. Growers of fruits, nuts and vegetables use monitoring products to identify the emergence of target insect species, to pinpoint infestation levels and to estimate and project insect population size and crop damage, thereby facilitating more efficient control measures. The monitoring systems are used in conjunction with pest control products to correctly time the application of these control products and to monitor the effectiveness of insect control programs. The system used in most of the Company's monitoring and trapping products is a pheromone-based lure which incorporates Verdant's controlled release membrane based technology to provide for uniform release of the active ingredient over a longer period of time than competitors' products. Monitoring and trapping systems which do not incorporate a lure use food bait or a color spectrum as the attractant. The Company currently offers trapping and monitoring systems for over twenty-five species of insects.

     Traditional Pest Control Products. Verdant acquired its line of traditional pesticide products in March 1997 with the purchase of substantially all of the assets of Dexol Industries, Inc. and in December 1997 with its merger with Southern Resources, Inc. See "--Dexol Industries, Inc." and "--Southern Resources, Inc." above.

      The Company sells traditional pest control products to the consumer market under the Dexol(R), Black Leaf(R) and various private label brands. Its AllPro(R) brand of traditional pest control products is sold to the commercial market. Verdant's traditional pest control technologies are based on non-proprietary, synthetic chemical pesticidal formulations which are common to the consumer lawn and garden and commercial industries. These traditional pest control products include various forms of insecticides, herbicides, fungicides and rodenticides. The active ingredients are synthetically derived and are obtained primarily from large national and international chemical companies who supply active ingredients to formulators of products for the agricultural, horticultural and lawn and garden markets.

     While the Company was initially founded based on environmentally sensitive only technologies, Verdant acquired its traditional pest control lines for several important financial and strategic reasons. The acquisitions helped give Verdant its much needed critical mass. They also provided Verdant with the opportunity to better leverage supplier and customer relationships and allowed the Company to participate in larger geographic and functional markets. Also, Verdant owns patents on organically based technologies which, when combined with traditional pesticides, become "hybrid" pest control products that can result in reduced overall environmental toxicity and faster acting pest control performance. Significantly, the Company believes there is opportunity to market these less toxic "hybrid" pest control technologies utilizing the well established traditional pest control brand names obtained as a result of the recent acquisitions.

     Microbial Fertilizers. Verdant's environmentally sensitive granular fertilizer products are sold under the Ringer(R) brand to the consumer market under the Lawn Restore(R) sub-brand and to the turf and ornamental sector of the commercial market under the Ringer(R) master brand. The fertilizers are proprietary and organically based. They utilize microbially based delivery systems that control the release of nutrients for extended and uniform plant feeding.

     Distribution and Transportation. Verdant relies primarily on common carrier transportation, leased warehouse facilities and public warehouse services to distribute its products. Verdant's distribution and freight costs tend to be significant as a percentage of sales. This is due to the relatively heavy weight and/or bulky nature of the Company's products and the substantial shipping distances from distribution locations to some of Verdant's major market areas.

     In 1998, during the three month period ended December 31, 1997 and in fiscal 1997, Verdant spent approximately $4.9 million, $0.5 million and $2.2 million, respectively, on product transportation and warehousing costs.

     Government Regulation. The pest control industry is heavily regulated worldwide. In the United States, the Environmental Protection Agency ("EPA") under the Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"), requires extensive efficacy, toxicology and environmental testing to substantiate product performance and safety prior to registration. Also, proposed regulations in the Food Quality Protection Act ("FQPA") could place stricter rules on the sale and use of pest control products, especially traditional chemistries such as organophosphates and carbamates. Pest control products are also subject to state and foreign regulations. Some states, such as California, have their own extensive registration requirements, as do certain foreign governments.

     To develop and commercialize a pest control product, detailed and complex procedures must be completed prior to obtaining approvals through FIFRA, state and foreign regulatory agencies. Small scale field testing usually can be conducted prior to product registration to evaluate product efficacy. Unusual weather conditions during field tests may require additional field testing requirements in subsequent growing seasons, resulting in delays in product registration submissions and approvals. In addition, failure to receive regulatory approval prior to the growing season could delay market introduction of a new product by up to a year. Significant delays in new product development or commercialization would have a material adverse effect on Consep's results of operations.

     Traditional chemical pesticides require extensive toxicology and environmental testing to substantiate product safety prior to obtaining a product registration. Commercial sale of a pesticide requires a product registration for each pest and crop for which the product is used. Initial EPA registration for a new chemical pesticide can take seven years or longer, and can cost $15 million or more. In contrast to traditional pesticides, biorational products have fewer regulatory requirements before commercial use is permitted. For example, substantially fewer toxicity studies are required for biorational insect control products than for conventional toxic insecticides. Due to such differences, registration costs for biorational insect control products are significantly less than for toxic insecticides, and registration of biorational products requires considerably less time to complete. However, there can be no assurance that additional requirements will not be added by the EPA which could make registration procedures more time-consuming and costly or require further testing and review of previously registered products. Furthermore, even without any such additional regulatory requirements, the process of obtaining regulatory approvals can be time-consuming and costly, and there can be no assurance that such approvals can be obtained in a timely manner.

     Government regulations have been enacted in recent years to encourage the development and introduction of non-toxic alternatives to traditional insecticides, including the streamlined registration of alternative pest control products under the EPA's "Safer Pesticide Policy." In September 1993, the EPA, the FDA and the USDA released a joint summary of the principles guiding their legislative and regulatory agenda including: (i) a firm commitment to reducing risks to people and the environment that may be associated with toxic pesticides while ensuring the availability of cost-effective pest management techniques;
(ii) recognition of the need to work with growers to develop and implement improved means of pest control, reduce use of higher-risk toxic pesticides and promote greater use of IPM techniques; and (iii) implementation of regulatory reforms and incentives for the development of pesticides that will eliminate or reduce health and environmental risks. Further, in 1994, the EPA established its Biopesticides and Pollution Prevention Division, whereby companies developing safer and less-toxic alternatives to conventional pesticides are able to have new products reviewed and registered by a staff dedicated to this new division. Such product reviews and registrations are generally completed over a shorter time period and at less expense than conventional insecticide reviews and registrations. In addition, in 1996, Congress passed FQPA which requires the EPA to perform a new type of risk assessment for the total exposure from pesticides. Based upon the above actions, coupled with cost and timing advantages of registering biorational products relative to conventional toxic chemicals, Consep believes biorational products have significant advantages in the commercial agriculture insect control market. Field testing, manufacture and sale of the Company's products outside the United States may be subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the United States.

     Some states have laws imposing liability on certain parties for the release of pesticides and/or fertilizers into the environment in a manner or in concentrations not permitted by law. Such liability could include, among other things, responsibility for cleaning up the damage resulting from such a release. In addition, the Comprehensive Environment Response, Compensation and Liability Act, commonly known as the federal Superfund law, imposes liability on certain parties for the release into the environment of hazardous substances, which might include fertilizers and pesticides under certain circumstances. The federal Superfund law has been interpreted to impose liability on a producer of pesticides for cleaning up environmental damage resulting from the release of its products into the environment during their manufacture. Verdant has not been subject to any claims for responsibility relating to impermissible releases of pesticides under such federal or state statutes. However, there can be no assurance that Verdant will not be subject to claims under such statutes at some time in the future.

      Patents, Proprietary Rights and Technologies. Verdant uses proprietary and non-proprietary technologies in its products. Non-proprietary technologies are used in Verdant's traditional pesticide products sold under the Dexol(R), Black Leaf(R) and AllPro(R) brands and various private label brands. Proprietary technologies are used in many of Verdant's environmentally sensitive pest control products and microbial fertilizers. The Company seeks to protect its proprietary product technologies through a variety of means including patents, licenses, trade secrets, proprietary know-how, technological innovation and customer education. Verdant also obtains confidentiality agreements from current Verdant employees, scientific consultants and potential strategic corporate partners prior to disclosing Verdant trade secrets and know-how. A more detailed description of Verdant's patents, proprietary rights and technologies follows.

     Patents. As of December 31, 1998, Verdant owned 54 patents, including 28 U.S. patents, and licensed two additional U.S. patents, which expire at various times during the years from 2006 through 2012. All of the Company's owned patents cover Verdant's environmentally sensitive and "hybrid" pest control products. Verdant acknowledges that there can be no assurances that its owned or licensed patents will provide sufficient protection for its products or be of commercial benefit to Verdant.

     Proprietary Rights. Proprietary protection of Verdant's products is important to its business. In addition to its patents, Verdant relies upon trade secrets, unpatented know-how and continuing technological innovation to develop and maintain its competitive position.

     Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of certain scientific and technical personnel. To protect its rights to its proprietary information and technology, Verdant requires key employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of confidential information to persons unaffiliated with the Company and require disclosure and assignment to Verdant of ideas, developments, discoveries and inventions made by such persons.

     Verdant has also obtained manufacturing and marketing rights in agriculture to certain proprietary rights of Bend Research, Inc. ("BRI"), including patents, patent applications, trade secrets and unpatented know-how which relate to existing and development stage technologies and products. In addition, Verdant has filed patent applications with respect to its own inventions which relate to existing and development stage technologies and products.

     Under its agreement with BRI, the Company has obtained a license to all agricultural applications of technologies developed by BRI, other than certain animal health and agricultural applications unrelated to Verdant's current or contemplated products. The license includes rights to certain patents, patent applications, trade secrets and unpatented know-how owned by BRI, and covers aspects of the Company's membrane based reservoir system, microporous bead system and dispersed (flowable) microcapsule system technologies. The license agreement provides Verdant with exclusive worldwide rights to all agricultural applications, except as noted above, of the licensed patents, patent applications, trade secrets and know-how. The membrane-based reservoir system technology used in many of the Company's CheckMate(R), BioLure(R) and SureFire(R) products is the subject of a United States patent owned by BRI expiring in 2002. The microporous bead system technology used in certain current and development stage CheckMate(R) products is the subject of a pending United States patent application owned by BRI. The dispersed (flowable) microcapsule system technology used in certain current and development stage CheckMate(R) products is not patented in any country. The license agreement with BRI provides the Company exclusive worldwide rights to agriculture applications of the microporous bead system technology dispersed (flowable) microcapsule system technology, except as noted above.

     The foregoing licenses are royalty free as to certain of Verdant's existing controlled-release products. Certain existing products and certain products resulting from existing and future development efforts are subject to a royalty cost at rates ranging from 2.5% to 5.0% of the Company's direct gross margin, as defined in the license agreement, on such products. The license agreement continues until the later of 2012 or the expiration of the last patent licensed under it. However, Verdant may terminate the license agreement on sixty days' notice. The license agreement provides that if it were to be terminated for any reason, Verdant would retain rights to all BRI technologies incorporated in its then current products and any products then under development.

     Technologies. Verdant believes it is well positioned to take advantage of opportunities for biorational pest control products as a result of its proprietary controlled release pheromone technologies and its fatty acid based pest control technologies.

     Pheromone Technologies. The Company's principal commercial agricultural products combine proprietary controlled release delivery systems with synthesized pheromones to provide effective biorational pest control. The Company has devoted considerable resources to investigating the chemical makeup of pheromones, their reaction with Consep's delivery systems and their behavior in a variety of environmental conditions.

     Pheromones are natural compounds produced by insects, which, when released and detected by other insects of the same species, will elicit a specific response. Over 1,600 insect pheromones have been identified in the scientific literature and identification of additional insect pheromones continues to occur. Verdant has focused its efforts on one class of pheromones, sex pheromones, most of which are produced by female insects in order to attract males of the same species. Males are able to locate the females by using sensors on their antennae to follow the pheromone trail to its source. These compounds can be used to control specific insect populations if released in sufficient quantities to overwhelm the males so that they are unable to locate females. This system of control, called "mating disruption," produces a substantial population drop of the target insect. The crop is thereby protected from feeding larvae, which are the primary source of crop damage.

     The key to an efficacious and economically feasible trapping or mating disruption product is to determine the optimum release rate and to successfully store, protect, and control the release of pheromones. Most pheromones are highly unstable compounds which break down quickly when exposed to normal environmental conditions. The proprietary controlled release systems used in Verdant's products protect the pheromones from the environment and delay their degradation. The Company designs these devices to release pheromones at a planned rate over periods ranging from a few weeks to a few months, depending on the targeted pest and crop. Verdant believes that by providing a steady rate of release over time, its controlled release technologies allow the Company to use lower quantities of pheromones in its products, as compared to competitive pheromone products, to achieve the same degree of pest control. The controlled release technologies used in its products include membrane-based reservoirs, micro porous beads and dispersed (flowable) microcapsules.

     Membrane Based Reservoir System. The patented, membrane based reservoir system used in certain of Consep's products consists of a reservoir containing the active ingredient, a rate controlling membrane through which the active ingredient diffuses and a protective impermeable backing. By varying the surface area, membrane thickness and type of membrane materials, the Company is able to adapt this technology to a variety of applications. Membrane based reservoir systems are used in the CheckMate(R) and BioLure(R) product lines and in certain products within the SureFire(R) product line.

     Microporous Bead System. A microporous bead is a polymeric bead with an internal pore structure encased in a rate controlling outer surface. The microporous nature of the beads permits a high loading of active ingredient, with up to 80% of the bead weight consisting of biorational agents. By comparison, only 5% to 30% of the weight of conventional micro-encapsulated systems is represented by biorational agents. The microporous beads are compatible with a wide range of active ingredients and can be readily mixed with water and applied by ground or aerial spray equipment. By controlling the size of the beads and their microporous structure, optimum rates of release can be achieved. Microporous bead systems are used in current and development stage CheckMate(R) products.

     Dispersed (Flowable) Microcapsule System. A dispersed (flowable) microcapsule system is a method of encapsulating biorational agents by polymerizing a protective wall around the colloidal size particles of the active agent. The release rate of the active biorational product is adjusted by controlling the size of the microcapsule as well as the degree of polymer crosslinking in the capsule wall. Dispersed (flowable) microcapsule systems are used in certain current and development stage CheckMate(R) products.

     Fatty Acid Based Pest Control Technologies. Verdant owns and licenses patents covering a variety of fatty acid pest control applications, including fatty acid only technologies and "hybrid" fatty acid/traditional pesticide combinations.

     Fatty acids are a form of natural soap that are derived from various of species of plants. They degrade rapidly in the environment, especially when exposed to sunlight and oxygen, and work by opening the pores of insect and plant tissues thereby causing their dehydration. Verdant's fatty acid only technologies are used in its Safer(R) branded soft bodied insect killer products and in its Safer(R) branded nonselective weed killers.

     In addition to its fatty acid only pest control products, the Company owns or licenses patents covering fatty acids in combination with other forms of pesticides. Verdant markets a patented, environmentally sensitive insecticide which is a combination of fatty acids and pyrethrin, a natural insecticide extracted from chrysanthemum flowers.

     The Company also owns or licenses patents covering fatty acids in combination with traditional, synthetic pesticides. These "hybrid" formulations are generally faster acting and less toxic to the environment. Fundamentally, the fatty acid component of the applicable formation opens the pores of insects or plants and allows the traditional, synthetic pesticide component of the formulation to enter the insects or plants more rapidly. As validation of the technology, a major chemical company licensed one of the Company's "hybrid" technologies for use in its Roundup(R) branded nonselective weed and grass killer for the consumer market in the United States, Australia and Canada. Roundup(R) is a leading consumer herbicide.

     Product Registrations and Development. The pest control industry is highly regulated by various federal and state agencies. Many of the Company's products must be registered annually with such agencies. The Company's product registration costs were $1,313,365, $89,218 and $351,410 for the year ended December 31, 1998, the three months ended December 31, 1997 and the year ended September 30, 1997, respectively.

Verdant conducts ongoing product development efforts to enhance existing products and develop new products. Current efforts include product development using Verdant's patented pesticide and herbicide technology which uses fatty acids as a synergist in combination with traditional synthetic chemicals. Management believes that the technology will enable Verdant to develop effective pesticides and herbicides that use much less chemical active ingredient, thus making traditional chemical herbicides and pesticides more environmentally friendly. The Company is also actively conducting research and development on its pheromone based technologies. Verdant believes that additional investment in new product development will continue to be necessary to remain competitive in the biorational pest control market.

     Verdant's product development and testing is conducted internally and by university and government researchers unaffiliated with Verdant. In 1998, during the three month period ended December 31, 1997 and in fiscal 1997, Verdant spent approximately $743,711, $89,695 and $620,950, respectively, on product development activities.

     Manufacturing. Verdant has a leased manufacturing facility in Torrance, California where it formulates traditional pesticide products. The manufacturing facility became available as a result of the Dexol acquisition in March 1997. In addition, subsidiaries of one of Verdant's subsidiaries own a manufacturing facility in Fort Valley, Georgia. Furthermore, Consep manufactures the membrane based reservoir dispensers, microporous beads and dispersed (flowable) microcapsules used in its products at its facility in Bend, Oregon. Verdant also uses outside subcontract manufacturers, principally HPI Products, Inc., based in St. Joseph, Missouri, to produce the remainder of its products.

     Verdant believes that its manufacturing facilities and its subcontractors have sufficient available manufacturing capacity to satisfy Verdant's needs for the foreseeable future. Products for Canada and overseas markets are manufactured by subcontractors in Canada, Europe and the United States. Verdant believes that adequate alternative subcontractors are available, if needed.

     Verdant believes that its products are manufactured using generally available raw materials and processes common to the industry. Verdant does not anticipate any shortages of such raw materials or manufacturing capacity which would materially affect the supply of finished goods, although price fluctuations may affect total product costs.

     Employees. As of December 31, 1998, Verdant had 231 employees, all but two of whom are full-time, located in the U.S. and Canada. Of these employees, 61 were engaged in manufacturing, 21 were employed as PCA's, 9 were engaged in product registration and development, 32 were engaged in sales and marketing, 55 were engaged in distribution and material control and 53 were in general administration. Verdant plans to hire additional personnel as required by the needs of its business. Verdant does not currently anticipate difficulties in attracting sufficient numbers of qualified employees. None of the employees are covered by collective bargaining agreements, and Verdant has experienced no work stoppages.

Verdant believes that its employee relations are good.

     Seasonality. Verdant's business is highly seasonal, with its highest revenues being recognized in the first and second second quarter of each year and its lowest revenues being recognized in the fourth quarter of each year. This seasonality coincides with the growing season in the Northern Hemisphere and the consumer home, lawn and garden buying season. Many of the Company's commercial products, and the products sold by its commercial dealers, are dependent upon the emergence of certain pests in the crops they are designed to protect. To the extent adverse weather conditions prevent or otherwise interfere with the growth of certain crops or the emergence of certain pests, the results of operations could be adversely impacted.

Item 2. DESCRIPTION OF PROPERTY.

     Verdant leases approximately 11,000 square feet of office facilities located in Bloomington, Minnesota. In addition, Verdant leases 100,000 square feet of warehouse space in St. Joseph, Missouri and approximately 32,500 square feet of office, warehouse and production facilities in Torrance, California. Verdant's corporate office lease and its warehouse lease expire in January 2002 and October 2003, respectively. Its California facility lease is month to month with a six month notice requirement. A subsidiary of Verdant leases approximately 13,600 square feet of office and warehouse space in a suburb of Toronto, Canada. The lease for the subsidiary's office and warehouse space expires in 2000. Verdant anticipates that it will be able to renew such leases or enter into new leases on substantially similar terms.

      In addition, subsidiaries of one of Verdant's subsidiaries own a facility with approximately 100,000 square feet of production, distribution and office space in Fort Valley, Georgia. The Company's wholly owned subsidiary, Consep, is based in Bend, Oregon where it owns a 28,800 square foot facility. In addition to administrative offices, the headquarters facility contains research and development, manufacturing, warehouse and sales operations for certain of Consep's proprietary products. Consep also owns, through its Farchan subsidiary, one building located in Gainesville, Florida, and one building located in Alachua, Florida, with a combined space of approximately 8,000 square feet.

     Consep, through certain of its commercial dealer subsidiaries, also owns office and warehousing facilities for its agrichemical dealer operations in Sacramento, Fresno and Patterson, California. Consep's commercial dealer operations also lease sales and distribution facilities in Livingston and Escalon, California. Consep's commercial dealer operations also lease sales and distribution facilities in Worcester and Chicopee, Massachusetts on a month-to-month basis. The Company believes that it could replace these facilities in a timely manner, if required to do so. The Company also believes its properties are adequately covered by insurance.

     The Company believes that its existing facilities will be adequate to serve its needs at least through 2000. The Company incurred facility lease costs of approximately $644,000 in 1998, $141,000 during the three months ended December 31, 1997 and $356,000 in fiscal 1997.

Item 3.  LEGAL PROCEEDINGS.

     Subsidiaries of Verdant's wholly owned subsidiary, SRI, are parties to a governmental action and certain legal proceedings in Superior Court of Fulton County, Georgia, brought by or on behalf of property owners in the area of SRI's subsidiaries' Fort Valley, Georgia, manufacturing site, relating to contamination discovered on or near the site. Management believes that the contamination arose prior to the purchase of the plant site by SRI's subsidiaries from an unaffiliated predecessor owner. The former owner has been cooperating with governmental authorities and has initiated remedial activities on the site. Management believes that the governmental and legal actions relating to the property will not result in a material loss to SRI or Verdant. The Company is a party to other legal proceedings, none of which, however, Verdant believes to be, individually or collectively, potentially materially adverse to its business.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a special shareholders meeting on December 7, 1998 to vote upon two items of business: (1) To approve and adopt the Agreement and Plan of merger dated September 8, 1998 among Verdant Brands, Inc., Consep Acquisition, Inc. and Consep, Inc.. (See "Acquisitions. - Consep, Inc." in Item 1. Business above.); and, (2) To approve an amendment to the Company's Articles of Incorporation to increase the authorized shares of common stock from 25,000,000 to 50,000,000 shares. In connection with the meeting, the Company filed a proxy statement dated October 26, 1998 to solicit proxy votes for the meeting. At the special shareholder meeting, 11,970,261 shares, or 71.7%, of the 16,705,261 shares outstanding were voted in person or by proxy. All matters of business at the special shareholders' meeting were approved by a majority of the shares voted. The voting results are as follows:

Proposal 1.    A proposal to approve and adopt the Agreement and Plan of Merger dated September 8, 1998 among Verdant Brands, Inc., Consep
               Acquisition, Inc. and Consep, Inc. For: 11,897,201 shares;
               Against: 47,100 shares; Abstain: 8,746 shares; Broker Non-vote:
               17,525 shares.

Proposal 2.    A proposal to approve of an amendment to the Restated Articles of
               Incorporation to increase the number of authorized shares of the Company's common stock from 25,000,000 to 50,000,000 shares .
               For: 11,741,669;  Against: 159,507; Abstain: 69,396 shares.

--------

                                     Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the NASDAQ National Market System of The NASDAQ Stock Market under the symbol "VERD". The following table sets forth the high and low sales prices of the Company's common stock for the fiscal year ended September 30, 1997, the three month period ended December 31, 1997 and the year ended December 31, 1998 as reported by NASDAQ.

   Quarterly Stock Prices - Fiscal Year Ended September 30, 1997, Three Months
            Ended December 31, 1997 and Year Ended December 31, 1998

                                                          Sale Prices
                                                      -------------------
                                                       High          Low
                                                      ------       ------
Quarter of Fiscal 1997:
     First...................................         $2.125       $1.250
     Second..................................         $1.438       $1.031
     Third ..................................         $1.750       $1.000
     Fourth..................................         $1.781       $1.063

Quarter Ended December 31, 1997..............         $2.125       $1.125

Quarter of Calendar 1998:
     First...................................         $2.125       $1.250
     Second..................................         $2.938       $1.750
     Third ..................................         $2.50        $1.063
     Fourth..................................         $1.688       $1.000

Holders.

     As of March 23, 1999, there were 315 holders of record of the Company's common stock, and the Company estimates there were approximately 3,600 beneficial holders at such date.

Dividends.

     The Company has not paid or declared any cash dividends in the past five years and has no intention of issuing dividends in the foreseeable future.

--------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition Activities

In March 1997, the Company acquired substantially all of the assets of Dexol Industries, Inc. ( the "Dexol acquisition"), a California based manufacturer and marketer of pesticides to the retail consumer market with annual sales of approximately $10 million. The pest control products acquired use non-proprietary traditional chemical technology commonly availably in the lawn and garden industry. Since the acquisition, the Company has operated the business acquired as its Dexol division. The financial results of the Dexol division have been included in the operations of Verdant Brands, Inc. beginning on March 1, 1997, the effective date of the acquisition for accounting and reporting purposes.

In December 1997, the Company completed a merger with Southern Resources, Inc. ("SRI"), a previously privately owned Georgia-based holding company, with annual consolidated sales of approximately $25 million. SRI manufactures and markets pesticides through its subsidiary SureCo, Inc., under a variety of proprietary and private label brands names to commercial and consumer markets throughout North America. The merger was accounted for using the purchase method of accounting.

In December 1998, the Company completed a merger with Consep, Inc. ("Consep"), a publicly held Oregon-based company with annual consolidated sales of approximately $38 million. Consep develops, manufactures and markets biorational pest control products under a variety of proprietary brands names to commercial and consumer markets and operates several commercial product sales and service dealerships. The merger was accounted for using the purchase method of accounting.

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

Results of Operations

The following table sets forth, as a percentage of sales, selected information derived from the Company's Consolidated Statements of Operations:


                                                                                       3 Months
                                                       Year Ended        Ended         Year Ended
                                                        Dec. 31,        Dec. 31,        Sept. 30,
                                                          1998            1997            1997
                                                       ----------     -----------      ----------
     Net sales........................................   100.0%          100.0%          100.0%
     Cost of sales....................................    65.6            65.7            54.5
                                                         -----           -----           -----
     Gross margin.....................................    34.4            34.3            45.5

     Operating expenses:

       Distribution and warehousing...................    10.1            10.7            11.7
       Sales and marketing............................    14.1            21.6            20.2
       General and administrative.....................     6.6            18.8             8.8
       Product registration and development...........     4.3             3.8             5.2
       Amortization of intangibles....................     1.6             3.1             2.4
                                                         -----           -----           -----
              Total operating expenses                    36.7            58.0            48.3
                                                         -----           -----           -----
     Loss before other (expense) income...............    (2.3)          (23.7)           (2.8)
        Other (expense) income .......................    (2.5)           (1.4)           (0.1)
                                                         -----           -----           -----
     Net loss.........................................    (4.8)%         (25.1)%          (2.9)%
                                                         =====           =====           =====

Year Ended December 31, 1998 Compared to Fiscal Year Ended September 30, 1997

Net Sales
---------

Net sales for the year ended December 31,1998 increased by $29,331,363 or 155.8% to $48,151,988 from $18,820,625 for the previous fiscal year ended September 30, 1997. The sales increase for 1998 was primarily due to sales additions resulting from the Southern Resources, Inc. ("SRI") and Consep, Inc. ("Consep") acquisitions. (See "Acquisition Activities" above.) SRI operations has been included in the consolidated financial statements of the Company beginning December 1997 and added a full year of sales in 1998 of $22,464,516 compared to none in fiscal 1997. Consep operations was included in the Company's consolidated financial statements beginning December 1998 added one months sales to 1998 of $1,999,805 compared to none in fiscal 1997. Also contributing to the sales increase was a full twelve months of Dexol sales in 1998 of $8,691,501 compared to seven months of Dexol sales in fiscal 1997 of $6,170,987.

Gross Margin
------------

Gross margin for the year ended December 31, 1998 increased by $8,021,202 or 93.6% to $16,586,474 from $8,565,272 for the previous fiscal year ended September 30, 1997. Gross margin as a percent of sales decreased to 34.4% in 1998 compared to 45.5% in fiscal 1997. The decline in gross margin as a percent of sales was caused by the December 1997 addition of Southern Resources, Inc. products and the December 1998 addition of Consep, Inc. products, both of which carry lower average gross margins compared to the Company's other products.

Operating Expenses
------------------

Distribution and warehousing expenses increased $2,686,887, or 122.2%, to $4,886,473 in 1998 compared to $2,199,586 in fiscal 1997 and decreased as a percentage of sales in 1998 to 10.1% compared to 11.7% in fiscal 1997. The absolute dollar increase was due to the addition of the Southern Resources, Inc. and Consep, Inc. warehousing functions and additional direct distribution costs associated with increased sales. Sales and marketing expenses increased $2,980,076, or 78.1%, to $6,793,871 in 1998 compared to $3,813,795 in fiscal
1997 and decreased as a percentage of sales in 1998 to 14.1% compared to 20.2% in fiscal 1997. The increase in sales expenses in absolute dollars was due primarily to the addition of the SRI and Consep sales organizations and increased direct selling costs associated with SRI and Consep sales. The decrease as a percent of sales in 1998 compared to fiscal 1997 was due to a greater relative proportion of commercial sales which require relatively lower sales and marketing costs compared to retail sales.

General and administrative expenses increased $1,533,884, or 92.6% to $3,190,880 in 1998 compared to $1,656,996 in fiscal 1997 and decreased as a percentage of sales in 1998 to 6.6% compared to 8.8% in fiscal 1997. The increase in absolute dollars was due largely to the addition of SRI and Consep offices and administrative functions. The decrease as a percent of sales reflect the impact of the additions of SRI and Consep sales. Product registration and development expenses increased $1,084,716, or 111.6% to $2,057,076 in 1998 from $972,360 in fiscal 1997, primarily as a result of increased product registration costs related to products added as a result of the Company's acquisitions.

Amortization of intangible assets increased $329,360 or 73.6% to $776,858 in 1998 compared to $447,498 in fiscal 1997. The increase was due primarily to the amortization of the additional goodwill associated with the Company's acquisitions.

Other income and expense
------------------------

Interest income decreased $36,889 to $35,358 in 1998 from $72,247 in fiscal 1997 due primarily to a decline in the amount of average excess cash investments. Interest expense increased to $1,293,243 in 1998 from $152,729 in fiscal 1997. The increase in interest expense was due primarily to additional interest expense incurred on long-term notes payable and on increased line of credit borrowings relating debt added in 1997 and 1998 to finance the acquisitions of Dexol, Southern Resources, Inc. and Consep, Inc. Net royalty income increased to $69,001 in 1998 from $50,885 in fiscal 1997 due largely to increased royalty income on sales to foreign licensees.

Three Months Ended December 31, 1997

The three months ended December 31, 1997 is a transition period from the end of the Company's previous fiscal year ending on September 30, 1997 to the Company's new calendar year beginning January 1, 1998. The period was impacted by the acquisition of SRI and the inclusion of one months operations for the month of December 1997. which was effective December 1, 1997 for accounting purposes. Accordingly, operations of SRI for the month of December 1997 were included in the consolidated financial statements of the Company for the transition period and consist of the following: Net sales of $1,034,195, Gross margin of $36,056, distribution expenses of $76,844 , sales and marketing expenses of $177,402, general and administrative expenses of $130,726, other expenses of $61,628 (principally interest expense), and net loss of $410,544.

Income Taxes
------------

Income tax benefits of net deferred tax assets have been offset by valuation allowances for the year ended December 31, 1998, the three months ended December 31, 1997 and the year ended September 30, 1997 because it is more likely than not that the tax benefits, which cannot be carried back, could not be realized in future periods.

At December 31, 1998, the Company has approximately $45.6 million in combined U.S. net operating loss carryforwards for federal income tax purposes. These loss carryforwards expire between 1999 and 2013. Of the total, approximately $4.4 million and $22.7 million are U.S. net operating loss carryforwards of Safer, Inc. and Consep, Inc., respectively, the Company's wholly owned subsidiaries. The use of the unexpired net operating loss carryforwards of Verdant Brands, Inc. which were generated prior to September 30, 1990, totaling approximately $9.3 million as of December 31, 1998, are limited to about $2.0 million in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's initial public offering. The use of net operating loss carryforwards of Ringer generated after the ownership change are not limited. The use of the net operating losses of Safer, Inc. are limited to approximately $700,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's acquisition of Safer, Inc. in January 1991. The use of the net operating losses of Consep, Inc. are limited to approximately $550,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's merger with Consep, Inc. in December 1998. At December 31, 1998, the Company has approximately $380,000 net operating loss carryforwards in Canada which expire between 1999 and 2002.

Quarterly Performance
---------------------

The following table sets forth a summary of quarterly results during the year ended December 31, 1998, the three months ended December 31, 1997 and the fiscal year ended September 30, 1997. The table is intended to show the highly seasonal variations in the Company's business and quarterly fluctuations in its sales and earnings or losses. This information is unaudited but contains all adjustments, consisting of normal recurring accruals, which the Company believes are necessary for a fair presentation.

                                                                           Stub
                                           Calendar Year 1998             Period             Fiscal Year 1997
                                  ------------------------------------    ------    ------------------------------------
                                                       (In thousands, except income (loss) per share data)
                                  Dec 31    Sept 30   June 30   Mar 31    Dec 31    Sept 30  June 30   Mar 31    Dec 31
                                  ------    -------   -------   ------    ------    -------  -------   ------    ------
Net sales                         $ 8,842   $ 7,564   $15,887   $15,859   $ 4,767   $ 3,143  $ 7,358   $ 4,839   $ 3,481
Gross margin                        3,022     1,868     6,030     5,666     1,636     1,105    3,443     2,243     1,774
Operating expenses                  4,179     3,930     5,005     4,591     2,768     1,854    3,205     2,283     1,748
Income (loss) before
  other income
  (expense)                        (1,157)   (2,062)    1,025     1,075    (1,132)     (749)     238       (40)       26

Other income
  (expense)                          (357)     (258)     (321)     (265)      (65)       13      (54)      (14)       34
Net income (loss)                 $(1,514)  $(2,320)  $   704   $   810   $(1,197)  $  (736)  $  184   $   (54)  $    60

Income (loss)per share
   - basic and diluted            $  (.08)  $  (.14)  $   .04   $   .05   $  (.09)  $  (.06)  $  .02   $  (.00)  $   .01

Shares used to calculate
 income (loss) per share-basic     19,008    16,703    16,689    16,688    13,312    12,181   12,118    10,934    10,922
Shares used to calculate income
 (loss) per share-diluted          19,008    16,703    16,940    16,801    13,312    12,181   12,175    10,934    10,922


Seasonal Factors Affecting Operations
-------------------------------------

The Company's operations and cash needs are highly seasonal. During November and December of each year, the Company solicits early orders and plans production, typically building its inventory of products through February of each year for shipment during the spring selling season. Most of the shipments for the peak retail season, and therefore most of the billings that result in revenue recognition and in receivables, occur in January through June of each year. Accordingly, the Company typically consumes significant cash in operating activities during the first and second quarters of each year as it finances increases in inventory, primarily during the first quarter, and increases in receivables, primarily during the first and second quarters.

Liquidity and Capital Resources
-------------------------------

Historically the Company's cash and working capital needs have been provided through public and private equity offerings as well as bank lines of credit. The Company relies on a bank line of credit to fund its seasonal working capital requirements resulting from the build up of inventory and receivables during the first and second quarters of each year. Consistent with the Company's seasonal operations, the Company's outstanding borrowings under its bank line are the greatest during January through June of each year. Long term financing needs are funded by various secured and unsecured notes payable and by a portion of the Company's bank line of credit.

The Company currently has in place a three-year $25,000,000 credit facility with GE Capital Services that expires in May 2000. The credit facility funds working capital needs of the Company and its wholly owned operating subsidiaries. The Company's wholly owned subsidiary, Southern Resources, Inc., previously had in place an $8,000,000 working capital credit facility with a commercial finance corporation which matured on April 22, 1998. In April 1998, the Company consolidated this Southern Resources, Inc. line into its GE Capital Services line. Consep, Inc., which operates as a wholly owned subsidiary of the Company, previously had in place a $4,000,000 working capital facility with a commercial finance corporation which matured in December 1998. That facility was consolidated into the GE Capital Services facility in December 1998.

Borrowings under the GE Capital Services line of credit are limited to an aggregate borrowing base calculated using 85% of qualified accounts receivable and 60% to 65% of qualified inventory. At December 31, 1998, availability on the GE Capital Services line of credit was $15,735,947. Outstanding borrowings at December 31, 1998 were $13,098,247, of which $12,000,000 is classified as long-term debt in the Company's financial statements. Under terms of the credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Company was not in compliance with an interest coverage ratio covenant for the quarter ended December 31, 1998 but was granted a waiver of non-compliance with respect to that covenant by the lender.

During 1998, the Company experienced certain cash flow issues caused by unusually slow collections on certain large customers' accounts receivable, relatively high inventory levels, cash demands required to fund Southern Resources, Inc. operations, payment of certain components of Southern Resources, Inc. debt and payment of acquisition-related transaction costs. As a result, the Company extended accounts payable beyond normal payment terms in order to minimize borrowings and better manage short-term cash flow. The Company has since aggressively pursued collection of delinquent accounts receivable and renegotiated payment terms with certain key vendors. In order to help ensure that the Company has adequate financing in place to fund the seasonal and long-term needs of the business and to prevent recurrence of cash flow issues, the Company is currently renegotiating its credit facility and is seeking to obtain a $35 million credit line. In addition, the Company is evaluating various other forms of long term financing to augment the Company's line of credit. Management believes the higher line of credit facility level and the other forms of long term financing currently being negotiated will meet the Company's seasonal working capital requirements for 1999. There is, however, no assurance the Company will be successful in its financing efforts. In 1998, the Company's maximum borrowings from its bank line of credit were $13,577,568 compared to maximum borrowings of $2,436,527 in fiscal 1997.

The Company has no material purchase commitments. Although the Company continues to evaluate companies and product lines for possible acquisition, no such agreements are currently in place.

Management believes that its working capital of $13,879,321 at December 31, 1998, together with its seasonal bank line of credit and proceeds from its long term financing efforts will be sufficient to fund its operations through at least 1999.

Cash and cash equivalents were $1,783,800 on December 31, 1998. This is an increase of $1,360,528 compared to December 31, 1997. The increase resulted primarily from cash provided by financing activities of $5,454,665, offset by cash used in investing activities of $564,427 and by cash used by operating activities of $3,515,979. Cash provided by financing activities came principally from borrowings under the Company's line of credit. Cash used in investing activities was primarily used to purchase property and equipment and to pay Consep, Inc. acquisition-related costs. Cash used by operating activities was used principally to fund increases in working capital and to funds the Company's operating loss.

There are no significant commitments for capital expenditures in fiscal 1999. The Company's bank line of credit agreement limits the Company to capital asset purchases to not more than $500,000 in 1999 and 2000.

Effects of Inflation
--------------------

The Company believes that, during the periods discussed above, inflation has not had a material impact on the Company's business.

New Accounting Pronouncements
-----------------------------

Effective January 1, 1998, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements.

Effective January 1, 1998, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Reporting Comprehensive Income". SFAS No. 131 established standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports in the year after adoption. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also has other reporting requirements relative to geographic and customer matters.

Year 2000 Readiness
-------------------

General

The Company may be impacted by the inability if its computer software applications and other business systems (e.g., embedded microchips) to properly identify the year 2000 due to a commonly used programming convention of only using two digits to identify a year. Unless modified or replaced, these systems could fail or create erroneous results when referencing the year 2000.

Management is assessing the extent and impact of this issue and is implementing a readiness program to mitigate the possibility of business interruption or other risks. The objective of the program is to have all significant business systems Year 2000 compliant by the fourth quarter of 1999.

The Company's senior management is overseeing the readiness program. The Company's information technology personnel regularly update senior management of the progress being made to achieve Year 2000 readiness. Senior management, in turn, reports to the Board of Directors regarding the Company's Year 2000 readiness.

Information Technology Systems, State of Readiness and Costs

Currently, the Company's midrange computer operations at the Company's Bloomington, Minnesota headquarters support the activities of the Company's administrative headquarters and the Company's operations in Fort Valley, Georgia; Torrance, California and St. Joseph, Missouri. During 1997, the Company replaced its midrange computer hardware and upgraded its computer software to ensure the system was Year 2000 ready. The total project cost was approximately $350,000.

The Company's wholly owned subsidiary, Consep, Inc., headquartered in Bend, Oregon, has its own personal computer based system which is used to support a portion of the Company's commercial products manufacturing and reporting systems. The Company is planning to implement its Year 2000 ready midrange computer systems at Consep's headquarters utilizing wide area network communications during the third quarter of 1999. The estimated cost of implementing the information systems at Consep is approximately $50,000.

Consep's commercial dealer subsidiaries operate on an information system that is separate and different than that of either Consep or Verdant Brands. The primary supplier of the commercial dealers' software has represented that the software used by the commercial dealer subsidiaries, when upgraded, will be Year 2000 ready. The Company plans to upgrade this software during its second and third quarters of 1999. Including certain hardware upgrades, the systems upgrade to Year 2000 readiness is expected to cost approximately $50,000.

The Company's Canadian subsidiary, Safer, Ltd., operates its business on a personal computer based software system. The Company is currently upgrading that system and expects to be Year 2000 ready in the second quarter of 1999.

A confirmation process with respect to third party suppliers is also in progress. Vendor site visits and testing have and will be done, as deemed necessary, to determine if alternate sources of supply are needed. An on-site review of the Company's most critical manufacturing vendor indicated the supplier's systems were Year 2000 ready.

The Company believes the Year 2000 costs will not have a material impact on its results of operations, financial condition or cash flows.

Risks

The principal business risks to the Company relating to completion of Year 2000 efforts are:

o Reliance on key business partners to not have disruption in ability to provide goods and services as a result of Year 2000 issues.

o    The ability to retain key staff for the Year 2000 effort.

o The ability to continue to focus on Year 2000 issues by internal and external resources.

Because the Company's Year 2000 readiness is dependent upon key business partners also being Year 2000 ready, there can be no guarantee that the Company's efforts will prevent a materially adverse impact on its results of operations, financial condition and cash flows.

Contingency Plan

A formal contingency plan has not yet been developed. The Company will continue to assess where alternative courses of action are needed as the Company's Year 2000 readiness plans are executed.

Ongoing Process

The Company's readiness program is an ongoing process and the estimates of costs and completion dates for various components of the program described above are subject to change.

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

Item 7. FINANCIAL STATEMENTS.

The following consolidated financial statements are included as a separate section following the signature page to this Form 10-KSB:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

Independent Auditors' Report .....................................   F-2

Consolidated Balance Sheets as of December 31, 1998,
  December 31, 1997 and September 30, 1997........................   F-3

Consolidated Statements of Operations and Consolidated
  Statements of Comprehensive Income (Loss) for the years
  ended December 31, 1998 and September 30, 1997 and for
  the three months ended  December 31, 1997.......................   F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998 and September 30, 1997 and
  the three months ended December 31, 1997........................   F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998 and September 30, 1997 and
  the three months ended December 31, 1997........................   F-6

Notes to Consolidated Financial Statements...................F-7 to F-19

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 9. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     The information set forth under the heading "ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 (the "Proxy Statement") is hereby incorporated by reference.

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

  3.1 Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205- C).

  3.2 Amendment to the Company's Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, dated July 15, 1998, SEC File No. 0- 18921).

  3.3 Amendment to the Company's Restated Articles of Incorporation, dated December 7, 1998.

  3.4 Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

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

 10.6 Amendment to Lease Agreement between the Company and 94th Street Associates, a Minnesota Partnership, dated November 17, 1998.

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

 10.12 Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997 (incorporated by reference to Exhibit
         10.6 of the Company's Quarterly Report on Form 10- QSB for the third fiscal quarter ended June 30, 1997, SEC File No. 0-18921).

 10.13 Consent and First Amendment to Credit Agreement, dated December 9, 1997, between the Company and General Electric Capital Corporation dated May 2, 1997 (incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB for the three months ended September 30, 1998, SEC File No. 0-18921).

 10.14 Consent to Credit Agreement, dated December 11, 1997, between the Company and General Electric Capital Corporation dated May 2, 1997 (incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB for the three months ended September 30, 1998, SEC File No. 0-18921).

 10.15 Second Amendment, dated April 22, 1997, to Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997 (incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB for the three months ended September 30, 1998, SEC File No. 0-18921).

 10.16 Third Amendment, dated August 31,1998, to Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997.

 10.17 Fourth Amendment, dated October 14,1998, to Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997

 10.18 Fifth Amendment, dated December 8,1998, to Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997

 10.19 Cross-Licensing and Joint Licensing/Sale Agreement between the Company and Mycogen Corporation, dated May 31, 1994 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

 10.20 Patent License Agreement between the Company and Mycogen Corporation and Monsanto Company, dated June 29, 1994 (incorporated by reference to
         Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

*10.21 Ringer Corporation 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)

 10.22 Agreement and Plan of Merger, dated September 8, 1998, by and among Verdant Brands, Inc., Consep Acquisition, Inc. and Consep, Inc. (incorporated by reference to Appendix A to the Proxy Statement - Prospectus included in the Company's Amended Registration Statement on Form S- 4/A , dated October 26, 1998).

 21.1    Subsidiaries of the Registrant

 23.1    Consent of Deloitte & Touche LLP

 24.1    Power of Attorney

 27.1    Financial Data Schedule

----------
* Management contract or compensation plan or arrangement.

     See Exhibit Index and Exhibits attached as a separate section of this report.

     b.   Reports on Form 8-K

          No reports on Form 8-K were filed for the quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Verdant Brands, Inc.

                                         By /s/ Stanley Goldberg
                                            -----------------------------------
                                            Stanley Goldberg
                                            President & CEO

Dated: March 26, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                           Title                           Date
             ----                           -----                           ----

 /s/ Stanley Goldberg         Chairman, CEO and Director               March 26, 1999
---------------------------
Stanley Goldberg              (principal executive officer)

 /s/ Mark G. Eisenschenk      Chief Financial Officer                  March 26, 1999
---------------------------   (principal financial and
Mark G. Eisenschenk           accounting officer)


Gordon F. Stofer *            Director

Robert W. Fischer *           Director

Donald E. Lovness *           Director

Dr. Franklin Pass *           Director

John F. Hetterick *           President, COO and Director

Frederick F. Yanni, Jr. *     Director

Richard Mayo *                Director

Volker Oakey*                 Director

* /s/ Stanley Goldberg        Attorney-in-fact                         March 26, 1999
 --------------------------
  Stanley Goldberg

                       VERDANT BRANDS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

Independent Auditors' Report ...........................................F-2

Consolidated Balance Sheets as of December 31, 1998,
  December 31, 1997 and September 30, 1997..............................F-3

Consolidated Statements of Operations and Consolidated Statements
  of Comprehensive Income (Loss) for the years ended December 31,
  1998 and September 30, 1997 and for the three months ended
  December 31, 1997....................................................F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998 and September 30, 1997 and
  the three months ended December 31, 1997.............................F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998 and September 30, 1997 and the three months ended December 31, 1997..............................................F-6

Notes to Consolidated Financial Statements.....................F-7 to F-19

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Verdant Brands, Inc.
Bloomington, Minnesota

We have audited the accompanying consolidated balance sheets of Verdant Brands, Inc. and subsidiaries as of December 31, 1998, December 31, 1997 and September 30, 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1998, the three months ended December 31, 1997 and the year ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verdant Brands, Inc. and subsidiaries as of December 31, 1998, December 31, 1997 and September 30, 1997 and the results of their operations and their cash flows for the year ended December 31, 1998, the three months ended December 31, 1997 and the year ended September 30, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 26, 1999

VERDANT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                              December 31,     December 31,     September 30,
                                                                 1998             1997              1997
                                                             ------------     ------------      ------------
ASSETS
------
CURRENT ASSETS:
    Cash and cash equivalents                                $  1,783,800     $    423,272      $  3,264,294
    Trade accounts receivable, less allowance
       for doubtful accounts of $280,000, $213,000

       and $134,000, respectively                              10,838,483        4,437,264         1,153,271
    Inventories (Note 3)                                       18,522,875        8,803,909         2,805,661
    Prepaid expenses                                            1,813,184        1,180,250           221,186
                                                             ------------     ------------      ------------
       Total current assets                                    32,958,342       14,844,695         7,444,412

PROPERTY AND EQUIPMENT, net (Note 4)                            6,635,656        2,904,094           430,138

INTANGIBLE ASSETS, at cost, less accumulated amortization of $4,194,196, $2,855,662 and

    $2,713,002, respectively (Note 1)                          19,123,838       13,469,697         6,653,501
OTHER ASSETS                                                      210,456          204,893            87,044
                                                             ------------     ------------      ------------
                                                             $ 58,928,292     $ 31,423,379      $ 14,615,095
                                                             ============     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Bank line of credit                                      $  1,098,247     $  3,024,910      $         --
    Accounts payable                                           13,202,800        7,818,030         1,273,570
    Other accrued expenses                                      4,125,463        1,961,898         1,087,924
    Current portion of long-term debt                             652,511        1,538,866            23,207
                                                             ------------     ------------      ------------
       Total current liabilities                               19,079,021       14,343,704         2,384,701

LONG-TERM DEBT (Note 6)                                        16,958,227        3,306,821         1,458,799

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 7):
    Preferred stock, undesignated, $.01 par value,
       authorized 5,000,000 shares, no shares
       issued and outstanding
    Common stock, par value $.01 per share, authorized
       50,000,000 shares, issued and outstanding
       25,914,250, 16,688,061 and 12,181,270
       shares, respectively                                       259,143          166,881           121,813
    Additional paid-in capital                                 49,307,732       37,866,182        33,683,587
    Notes receivable from sale of
       common stock to officers                                  (249,375)        (262,500)         (262,500)
    Accumulated deficit                                       (26,129,734)     (23,809,763)      (22,613,212)
    Cumulative translation adjustments                           (296,722)        (187,946)         (158,093)
                                                             ------------     ------------      ------------
       Total shareholders' equity                              22,891,044       13,772,854        10,771,595
                                                             ------------     ------------      ------------
                                                             $ 58,928,292     $ 31,423,379      $ 14,615,095
                                                             ============     ============      ============

See notes to consolidated financial statements.

VERDANT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Three Months
                                                                 Year Ended          Ended          Year Ended
                                                                December 31,      December 31,    September 30,
                                                                   1998              1997             1997
                                                               -------------      ------------    -------------
NET SALES                                                      $ 48,151,988       $ 4,767,233     $ 18,820,625

COST OF GOODS SOLD                                               31,565,514         3,130,958       10,255,353
                                                               ------------       -----------     ------------
   Gross margin                                                  16,586,474         1,636,275        8,565,272

OPERATING EXPENSES:

   Distribution and warehousing                                   4,886,473           511,727        2,199,586
   Sales and marketing                                            6,793,871         1,032,010        3,813,795
   General and administrative                                     3,190,880           897,685        1,656,996
   Product registration and development                           2,057,076           178,913          972,360
   Amortization of intangibles                                      776,858           147,426          447,498
                                                               ------------       -----------     ------------
                                                                 17,705,158         2,767,761        9,090,235
                                                               ------------       -----------     ------------
     Loss before other
        (expense) income                                         (1,118,684)       (1,131,486)        (524,963)

OTHER (EXPENSE) INCOME:
   Interest income                                                   35,358            29,785           72,247
   Interest expense                                              (1,293,243)          (99,255)        (152,729)
   Royalties, net (Note 6)                                           69,001             2,276           50,885
   Other income (expense), net                                      (12,403)            2,129            8,624
                                                               ------------       -----------     ------------
                                                                 (1,201,287)          (65,065)         (20,973)
                                                               ------------       -----------     ------------
NET LOSS                                                       $ (2,319,971)      $(1,196,551)    $   (545,936)
                                                               ============       ===========     ============

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                           $       (.13)      $      (.09)    $       (.05)
                                                               ============       ===========     ============

SHARES USED IN CALCULATING NET LOSS
 PER SHARE - BASIC AND DILUTED                                   17,276,950        13,312,840       11,540,885
                                                               ============       ===========     ============


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------

NET LOSS                                                      $  (2,319,971)      $(1,196,551)   $    (545,936)
Other comprehensive income (no tax effect):
   Foreign currency translation adjustments                        (108,776)          (29,853)         (18,373)
                                                              -------------       -----------    -------------
COMPREHENSIVE LOSS                                            $  (2,428,747)      $(1,226,404)   $    (564,309)
                                                              =============       ===========    =============

See notes to consolidated financial statements.

VERDANT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Common Stock
                                    --------------------   Additional   Receivables                  Cumulative
                                     Number of               paid-in     from sale     Accumulated   Translation
                                      shares     Amount      capital      of stock      deficit      Adjustments        Total
                                    ----------  --------   -----------  -----------   ------------   -----------     ----------

BALANCE AT SEPTEMBER 30, 1996       10,921,930  $109,219   $32,036,675                $(22,067,276)   $(139,720)     $9,938,898

   Issuance of common stock in
     connection with the purchase
     of Dexol                        1,059,340    10,594     1,386,412                                                1,397,006
   Issuance of common stock upon
     sale of stock to officers         200,000     2,000       260,500    $(262,500)                                         --
   Foreign currency translation
     adjustments                                                                                        (18,373)        (18,373)
   Net loss                                                                               (545,936)                    (545,936)
                                    ----------  --------   -----------    ---------    -----------    ---------     -----------

BALANCE AT SEPTEMBER 30, 1997       12,181,270   121,813    33,683,587     (262,500)   (22,613,212)    (158,093)     10,771,595

   Exercise of stock options             6,791        68         8,845                                                    8,913
   Issuance of common stock in
     connection with the purchase
     of SRI                          4,500,000    45,000     4,173,750                                                4,218,750
   Foreign currency translation
     adjustments                                                                                        (29,853)        (29,853)
   Net loss                                                                             (1,196,551)                  (1,196,551)
                                    ----------  --------   -----------    ---------    -----------    ---------     -----------

BALANCE AT DECEMBER 31, 1997        16,688,061   166,881    37,866,182     (262,500)   (23,809,763)    (187,946)     13,772,854

   Note receivable payments                                                  13,125                                      13,125
   Exercise of stock options            17,200       172        22,403                                                   22,575
   Issuance of common stock in
     connection with the purchase
     of Consep                       9,208,989    92,090    11,419,147                                               11,511,237
   Foreign currency translation
     adjustments                                                                                       (108,776)       (108,776)
   Net loss                                                                             (2,319,971)                  (2,319,971)
                                    ----------  --------     -----------  ---------   ------------    ---------     -----------

BALANCE AT DECEMBER 31, 1998        25,914,250  $259,143     $49,307,732  $(249,375)  $(26,129,734)   $(296,722)    $22,891,044
                                    ==========  ========     ===========  =========   ============    =========     ===========


See notes to consolidated financial statements.

VERDANT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 10)

                                                                                Three Months
                                                               Year Ended           Ended          Year Ended
                                                               December 31,      December 31,     September 30,
                                                                   1998              1997             1997
                                                              -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $  (2,319,971)    $  (1,196,551)   $  (545,936)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                               1,317,335           243,071          616,079
      Income from investment in joint venture                        (6,212)                           (10,078)
      (Gain) loss on disposal of assets                               6,996             3,819           76,114
      (Increase) decrease in assets:
         Trade accounts receivable                                 (850,542)       (2,120,013)       1,605,348
         Inventories                                               (836,370)         (707,341)         873,900
         Prepaid expenses                                          (306,712)         (423,847)        (152,426)
      Increase (decrease) in liabilities:
         Accounts payable                                          (158,150)        1,613,200       (2,150,758)
         Accrued expenses                                          (362,353)          278,605         (195,638)
                                                              -------------     -------------    -------------
           Net cash provided by (used in)
            operating activities                                 (3,515,979)       (2,309,057)         116,605

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (204,597)         (259,852)        (140,008)
   Purchase of intangible assets                                   (100,798)          (13,227)         (42,401)
   Proceeds from sale of property and equipment                      37,428                              8,889
   Net cash paid relating to acquisition of Dexol                                                      (82,343)
   Net cash paid relating to acquisition of SRI                                      (164,495)
   Net cash paid relating to acquisition of Consep                 (296,460)
                                                              -------------     -------------    -------------
         Net cash used in investing activities                     (564,427)         (437,574)        (255,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit                               6,094,387            12,915
   Cash received in Dexol acquisition                                                                  124,073
   Cash received in Consep acquisition                            1,237,631
   Proceeds from issuance of common stock                            35,700             8,913
   Borrowings on long-term debt                                    (305,000)
   Principal payments on long-term debt                          (1,608,053)         (101,606)         (12,168)
                                                              -------------     -------------    -------------
         Net cash provided by (used in)
          financing activities                                    5,454,665           (79,778)         111,905

Effect of exchange rate changes on cash                             (13,731)          (14,613)           2,866
                                                              -------------     -------------    -------------
(Decrease) increase in cash and
   cash equivalents                                               1,360,528        (2,841,022)         (24,487)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF YEAR                                                423,272         3,264,294        3,288,781
                                                              -------------     -------------    -------------
   END OF YEAR                                                $   1,783,800     $     423,272    $   3,264,294
                                                              =============     =============    =============

See notes to consolidated financial statements.

VERDANT BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998, THE THREE MONTHS ENDED DECEMBER 31, 1997 AND THE YEAR ENDED AND SEPTEMBER 30, 1997

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - The Company develops, manufactures and markets pest control and fertilizer products for the consumer and commercial markets. Products are sold under several nationally recognized brand names and a variety private labels. The Company also operates dealerships that sell pest control products and provide services to the commercial market.

     Change in fiscal year end - Effective January 1, 1998, the Company changed its fiscal year end to December 31 from its previous year end of September
     30. The three month period of October 1, 1997 through December 31, 1997 is presented as a transition period to the Company's new fiscal year.

     Principles of consolidation - The consolidated financial statements include the accounts of Verdant Brands, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Revenue recognition - The Company recognizes revenue on the date of shipment.

     Translation of foreign financial statements - The Company's foreign operations are translated from functional foreign currency to U.S. dollars. Assets and liabilities are translated at year end rates of exchange and the statements of operations are translated at the average rates of exchange for the applicable reporting periods. Gains and losses resulting from translating foreign currency financial statements are not included in operations but are accumulated as a separate component of stockholders' equity.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to thirty years.

     Intangible assets and evaluation of potential impairment - Intangible assets consist primarily of goodwill which represents the purchase price and related acquisition costs in excess of the fair value of identifiable assets acquired. Other intangible assets include patents and trademarks. Intangible assets are amortized on a straight-line basis over estimated lives of five to thirty years. The Company regularly evaluates its intangible assets for potential permanent impairment. Such evaluations take into consideration anticipated future operating results and cash flows on an undiscounted basis. Anticipated future operating results and cash flows are estimated based on current product sales trends, expected sales from related products in development, general market trends and other market and business circumstances.

     Concentration of credit risks - The percentage of consolidated net sales in the fiscal year ended December 31, 1998 to U.S. consumer, commercial and commercial dealer markets totaled 58.3%, 34.4% and 2.1%, respectively. The percentage of consolidated net sales in the three month transition period ended December 31, 1997 to U.S. consumer, commercial and commercial dealer markets totaled 67.9%, 17.9% and none, respectively. The percentage of consolidated net sales in the fiscal year ended September 30, 1997 to U.S. consumer, commercial and commercial dealer markets totaled 87.3%, 2.5% and none, respectively. The remaining percentage of consolidated net sales in the fiscal year ended December 31, 1998, the three month transition period ended December 31, 1997 and the fiscal year ended September 30, 1997 of 5.2%, 14.2% and 10.2%, respectively, represent foreign sales, primarily in Canada. In the fiscal year ended December 31, 1998, the three month transition period ended December 31, 1997 and the fiscal year ended September 30, 1997, sales to one U.S. consumer market retailer accounted for 14.3%, 9.1% and 12.8%, respectively, of consolidated net sales while sales during the same periods to one distributor that resells to retailers accounted for 6.4%, 16.2% and 8.0%, respectively, of consolidated net sales.

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

     Loss per share - Loss per common share is computed using the weighted average number of shares outstanding during each period. The effect of outstanding options and warrants have been excluded from the computation of loss per share because they are antidilutive.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Liquidity and capital resources - During 1998, the Company experienced certain cash flow issues caused by unusually slow collections on certain large customers' accounts receivable, relatively high inventory levels, cash demands required to fund Southern Resources, Inc. operations, payment of certain components of Southern Resources, Inc. debt and payment of acquisition-related transaction costs. As a result, the Company extended accounts payable beyond normal payment terms in order to minimize borrowings and better manage short-term cash flow. The Company is currently renegotiating its credit facility to increase its amount to $35 million and is evaluating various other forms of long term financing to augment the Company's line of credit. If such additional financing is not obtained, the Company will need to reduce costs and adjust its operating expenses. Such reductions and adjustments to operations, if necessary, may have a negative impact on the results of operations for 1999. Management believes, however, that, either through additional financing or through expense reductions and other adjustments to operations, the Company will have adequate working capital to finance operations through 1999.

     New Accounting Pronouncements - Effective January 1, 1998, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from the change in values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not invest in derivatives or engage in hedging activities. Accordingly, Management believes that the effect of the adoption of this standard will not be material to the Company's financial statements.

2.   ACQUISITIONS

     Acquisition of the assets of Dexol - In March 1997, the Company completed the acquisition of substantially all of the assets of Dexol Industries, Inc., a California based manufacturer and marketer of home and garden pesticides sold under the Dexol(R) and various private label brand names, for an aggregate purchase price of $3,012,790 (the "Dexol acquisition"). The purchase price was comprised of the issuance of 1,059,340 shares of the Company's restricted common stock valued at $1,397,006, the issuance of a promissory note to Dexol Industries, Inc. with a principal amount of $1,477,000 bearing simple interest at an annual rate of prime plus 3/4%, estimated transaction costs of $138,785.

     The Dexol acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over estimated fair market value of net assets acquired ("goodwill") of approximately $1,840,487 is being amortized on a straight-line basis over twenty years. Since the acquisition, the Company has operated the acquired business as its Dexol division and has continued marketing Dexol products. Dexol division operations are included in the Company's consolidated statements of operations from the effective date of the acquisition of March 1, 1997.

     The following unaudited pro forma condensed statement of operations combines the results of operations of Verdant Brands, Inc. and Dexol Industries, Inc. as if the acquisition had occurred on October 1, 1996. The pro forma financial information is provided for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or of the results of operations that would actually have occurred had the acquisition been in effect during the periods presented. Amounts are in thousands except loss per share. A balance sheet in not presented because the acquisition has been reflected in the Company's balance sheet herein.

                                                            Year Ended
                                                           September 30,
                                                               1997
                                                           -------------
              Net sales                                      $21,793
              Net loss                                       $(1,128)
                                                             =======
              Net loss per share-basic and diluted           $  (.09)
                                                             =======
              Shares used to calculate net loss
                 per share - basic and diluted                13,241
                                                             =======

     Merger with Southern Resources, Inc. - In December 1997, the Company completed a merger with Southern Resources, Inc. ("SRI"), a previously privately-owned Georgia-based holding company, with approximately $25 million in annual consolidated sales. SRI owns 100% of the common stock of SureCo, Inc. ("SureCo"), SRI's operating company, and 100% of the common stock of Peach County Property, Inc. ("PCP"), a real estate subsidiary, both of which are located in Georgia. SureCo manufactures and markets pesticides, which it sells under a variety of proprietary and private label brand names to commercial and consumer markets throughout North America. The Company acquired all of the outstanding common stock of SRI in exchange for 4,500,000 shares of the Company's unregistered, restricted common stock valued at $4,218,750. In addition, the Company recorded approximately $230,000 in direct acquisition expenses.

     The SRI merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. At the time of the merger, SRI had a deficit in equity totaling approximately $4,786,000 caused by an excess of liabilities over assets. The excess of purchase price over the estimated fair market value of net assets acquired ("goodwill") totaled approximately $9,185,000 and is being amortized on a straight-line basis over thirty years. Since the acquisition, the Company has operated the acquired business as wholly-owned subsidiary. SRI operations are included in the Company's consolidated statements of operations from the effective date of the acquisition of December 1, 1997.

     The following table sets forth unaudited combined net sales, net loss and loss per share as if the business combination had occurred on October 1, 1996. Amounts are in thousands, except loss per share. The 1997 amounts include the pro forma impact of the Dexol acquisition.

                                                Three Months
                                                    Ended         Year Ended
                                                 December 31,    September 30,
                                                    1997             1997
                                                -------------    -------------
         Net sales                                 $ 6,111         $ 46,760
         Net loss                                  $(3,858)        $ (2,020)
                                                   =======         ========
         Net loss per share-basic and diluted      $  (.22)        $   (.13)
                                                   =======         ========
         Shares used to calculate net loss
            per share - basic and diluted           17,813           16,041
                                                   =======         ========

     Merger with Consep, Inc. - In December 1998, the Company completed a merger with Consep, Inc. ("Consep"), an Oregon-based developer, manufacturer and marketer of environmentally sensitive pest control products for the commercial agriculture and consumer home, lawn and garden markets. Consep also owns and operates commercial products sales and service dealerships located in California and Massachusetts. Consep was previously publicly owned with total sales of approximately $38 million per year. The Company acquired all of the outstanding common stock of Consep in exchange for 9,208,989 shares of the Company's registered common stock valued at $11,511,237. In addition, the Company recorded approximately $380,000 in direct acquisition expenses.

     The Consep merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. A final allocation of the purchase price to net assets acquired is pending the final determination of the fair market values of inventory, property and equipment. The excess of purchase price over the estimated fair market value of net assets acquired ("goodwill") was approximately $3,155,000 and is being amortized on a straight-line basis over thirty years. Since the acquisition, the Company has operated the acquired business as a wholly owned subsidiary. Consep operations are included in the Company's consolidated statements of operations from the effective date of the acquisition of December 1, 1998.

     The following table sets forth unaudited combined net sales, net loss and loss per share as if the business combinations occurred on October 1, 1996. Amounts are in thousands, except loss per share. The 1997 amounts include the pro forma impact of the SRI and Dexol acquisitions.

                                                   Three Months
                                      Year Ended       Ended        Year Ended
                                     December 31,  December 31,    September 30,
                                        1998           1997            1997
                                     ------------  -------------   -------------
         Net sales                    $84,804        $11,062         $85,964
         Net loss                     $(8,793)       $(5,903)        $(3,842)
                                      =======        =======         =======
         Net loss per share
           - basic and diluted        $  (.34)       $  (.23)        $  (.15)
                                      =======        =======         =======
         Shares used to calculate
            net loss per share
            - basic and diluted        25,906         25,897          25,225
                                      =======        =======         =======

3.   INVENTORIES

     Inventories consist of the following:

                                       December 31,
                              ---------------------------     September 30,
                                 1998             1997            1997
                              -----------      ----------     -------------
         Raw materials        $ 6,547,020      $5,148,988      $1,697,454
         Finished goods        11,975,855       3,654,921       1,108,207
                              -----------      ----------      ----------
                              $18,522,875      $8,803,909      $2,805,661
                              ===========      ==========      ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                      December 31,
                                            -------------------------------        September 30,
                                               1998                1997                 1997
                                            -----------         -----------        -------------
         Land                               $   916,865         $    43,879         $        --
         Buildings and improvements           3,709,112             867,428                  --
         Office furniture and equipment       1,997,627           1,139,550             680,454
         Machinery and equipment              3,952,048           3,596,547             801,974
         Leasehold improvements                 254,208              45,700              45,798
         Transportation equipment             1,126,753               6,400               6,400
                                            -----------         -----------         -----------
                                             11,956,612           5,699,504           1,534,626
         Less accumulated depreciation       (5,320,957)         (2,795,410)         (1,104,488)
                                            -----------         -----------         -----------
                                            $ 6,635,656         $ 2,904,094         $   430,138
                                            ===========         ===========         ===========

5.   LINE OF CREDIT

     On May 2, 1997, the Company secured a three-year, $25 million revolving credit facility from GE Capital Services, which replaced a $5,000,000 bank line of credit from a previous lender. The facility is intended to meet seasonal working capital needs of the Company and its subsidiaries. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the facility are limited to a borrowing base of 85% of eligible receivables and 60% to 65% of eligible inventory, as defined in the credit agreement. Interest is at an Index Rate (published rate for 30-day dealer-placed high-graded unsecured commercial paper) plus 3 1/4 percentage points (8.55% at December 31, 1998). The Company is required to pay a commitment fee of 3/8% on any unused portion of the line. Outstanding borrowings under the line of credit totaled $13,098,247 as of December 31, 1998, of which $12,000,000 was classified as long-term debt.

     The Company's line of credit contains provisions which require the Company to maintain certain minimum levels of borrowing base availability and tangible net worth. In addition, there are restrictions on the amount of fixed assets that may be purchased during a loan year. The Company was not in compliance with an interest coverage ratio covenant for the quarter ended December 31, 1998 but was granted a waiver of non-compliance with respect to that covenant by the lender.

6.   LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

     Long-term debt consists of the following:

                                                      December 31,
                                            -------------------------------        September 30,
                                               1998                1997                 1997
                                            -----------         -----------        -------------
         Line of credit, long-term portion
            (Note 5)                        $12,000,000         $        --         $       --
         Notes payable                        3,638,660           4,830,482          1,465,800
         Mortgage loans                       1,685,263                  --                 --
         Capital lease obligations              162,934              15,205             16,206
         Other                                  123,881                  --                 --
         Less current portion                  (652,511)         (1,538,866)           (23,207)
                                            -----------         -----------         ----------
                                            $16,958,227         $ 3,306,821         $1,458,799
                                            ===========         ===========         ==========

     Notes Payable - Notes payable at December 31, 1998 consists of a note payable on acquisition financing debt and various other term notes related to loans for the purchase of equipment and vehicles and for working capital. The notes payable have average annual interest rates of approximately 9%. The notes generally require monthly principal and interest payments during their term and mature during the years 1999 through 2004.

     Notes payable have carrying values equal to estimated fair values.

     Mortgage Loans - Mortgage loans at December 31, 1998 consists of mortgages on office, production and warehouse buildings in Oregon and California which are owned by wholly-owned subsidiaries of the Company. The mortgages have annual interest rates of 8.85% and 1.5 percentage points over prime (9.25% at December 31, 1998). The mortgages require monthly principal and interest payments during their term and mature in 2001 and 2007. Mortgage loans payable have carrying values equal to estimated fair values.

     Capital Lease Obligations - Capital lease obligations at December 31, 1998 consist of equipment and vehicle leases with average interest rates of approximately 12%. Capital leases require monthly principal and interest payments and mature in 2000, 2001 and 2004.

         Aggregate maturities of long-term debt by fiscal year are as follows:

             Year ending December 31:

                  1999                                      $   652,511
                  2000                                       13,889,197
                  2001                                          383,713
                  2002                                          352,672
                  2003                                          336,096
             Thereafter                                       1,996,549
                                                            -----------
                                                            $17,610,738
                                                            ===========

     Operating Leases - The Company leases various office and warehouse space and various vehicles and equipment under noncancellable operating leases. In addition to minimum lease payments, these leases require the Company to pay its proportionate share of real estate taxes, special assessments and maintenance costs. Leases for office space expire during 2000 through 2002. Leases for the Company's warehouse facilities expire in 2003. The Company is also required to carry liability insurance on all leased premises and fire insurance at one warehouse location.

     Costs incurred under operating leases are recorded as rent expense and totaled $697,654 and $344,587 for the fiscal years ended December 31, 1998 and September 30, 1997, respectively, and $148,836 for the three months ended December 31, 1997.

             Future minimum operating lease payments - The future minimum lease payments due under non-cancelable operating leases are as follows:

             Year ending December 31:

                  1999                                       $  542,850
                  2000                                          390,005
                  2001                                          351,864
                  2002                                          321,523
                  2003                                          215,316
                                                             ----------
             Total minimum obligation                        $1,821,558
                                                             ==========

     Royalty agreements - The Company has paid royalties for the use of technologies licensed under two agreements entered into in connection with the acquisition of a water soluble fertilizer product line on December 1, 1994. The licenses calls for royalty payments of from 2% to 5% of the net selling price of applicable water soluble fertilizers. Payments under the agreements terminate in 1999 and 2011. Royalty expense incurred under these agreements totaled $30,128 and $34,411 for the fiscal years ended December 31, 1998 and September 30, 1997, respectively, and $9,033 for the three months ended December 31, 1997.

     Royalty income of $99,129, $85,296 and $11,309 for the fiscal years ended December 31, 1998 and September 30, 1997 and for the three months ended December 31, 1997, respectively, was generated by the Company through licensing pesticide technologies to certain foreign and commercial pesticide distributors for a royalty fee.

7.   STOCKHOLDERS' EQUITY

     Preferred stock - The Board of Directors of the Company is authorized to issue preferred stock or other senior equity securities in one or more series, and with certain limitations, to determine preferences as to dividends, liquidation, conversion and redemption.

     Stock warrants - As of December 31, 1998, a total of 5,000 shares of common stock were reserved for currently exercisable outstanding warrants described below.

                                          Warrant
             Expiration                   Shares            Exercise Price
             ----------                   -------           --------------
             March 7, 2007                 5,000                $1.44

     1996 Incentive and Stock Option Plan - The Company has reserved 500,000 shares of common stock for issuance pursuant to the exercise of options granted under the plan.

     Under the terms of the 1996 Incentive and Stock Option plan, options to purchase shares of the Company's common stock are granted at a price not less than 100% of the fair market value of the stock at the date of grant. Options have a vesting period of from three to five years and expire ten years from the date of grant. Options become fully vested upon the occurrence of a change in control, as defined. The weighted average remaining contractual life of the outstanding options at December 31, 1998 is 9.0 years. Activity under the plan is as follows:

                                                                                         Average
                                                                      Option          Exercise Price
                                                                      Shares            Per Share
                                                                    ---------         --------------
     Balance, September 30, 1996                                          -0-
             Granted                                                   61,600            $1.88
             Revalued (*)                                                                 (.57)
             Canceled                                                 (16,100)            1.31(*)
                                                                    ---------
     Balance, September 30, 1997 (at $1.31 per shares)                 45,500             1.31(*)
                                                                    ---------
             Granted                                                      -0-
             Expired                                                   (3,055)            1.31
                                                                    ---------
     Balance, December 31, 1997 (at $1.31 per share)                   42,445             1.31
                                                                    ---------
             Granted                                                  177,500             1.71
             Expired                                                   (7,395)            1.65
                                                                    ---------
     Balance, December 31, 1998 (at $1.31 to $2.00 per share)         212,500            $1.64
                                                                    =========

     Exercisable, December 31, 1998                                    65,939            $1.51
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

     1986 Employee Incentive Stock Option Plan - The 1986 Employee Incentive Stock Option Plan terminated according to its terms on September 17, 1996. No further stock options have been granted under the Plan after that date. Previously granted options remain outstanding and exercisable under the terms of each option. At December 31, 1998, the Company had reserved a total of 645,451 shares of common stock for issuance upon the exercise of outstanding options previously granted under the Plan.

     Under the terms of the 1986 Employee Incentive Stock Option plan, options to purchase shares of the Company's common stock were granted at a price not less than 100% of the fair market value of the stock at the date of grant. Options have a vesting period of from three to five years and expire ten years from the date of grant. The weighted average remaining contractual life of the outstanding options at December 31, 1998 is 5.3 years. Options become fully vested upon the occurrence of a change in control, as defined. Activity under the plan is as follows:

                                                                                        Average
                                                                     Option         Exercise Price
                                                                     Shares            Per Share
                                                                    ---------       --------------
     Balance, September 30, 1996 (at $1.50 to $2.70 per share)        833,068            $2.11
             Revalued (*)                                                                 (.72)
             Canceled                                                (178,225)            2.39
                                                                    ---------
     Balance, September 30, 1997 (at $1.31 per share)                 654,843             1.31(*)
                                                                    ---------
             Granted                                                      -0-
             Exercised                                                 (6,791)            1.31
             Canceled                                                      (1)            1.31
                                                                    ---------
     Balance, December 31, 1997 (at $1.31 per share)                  648,051             1.31
                                                                    ---------
             Granted                                                      -0-
             Exercised                                                 (2,200)            1.31
             Canceled                                                    (400)            1.31
                                                                    ---------
     Balance, December 31, 1998 (at $1.31 per share)                  645,451            $1.31
                                                                    =========

     Exercisable, December 31, 1998                                   428,729            $1.31
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

     Under provisions of the Plan, non-employee directors are granted, upon election or appointment as a director of the Company, options for the purchase of 10,000 shares of the Company's common stock. In addition, non-employee directors receive, on the first day of each fiscal year while the director remains in office, options to purchase 5,000 shares of the Company's common stock. The exercise price of options granted under the Plan is 100% of the fair market value of the Company's common stock on the date of grant. Options are immediately exercisable in full and may be exercised within five years of the date of grant. The weighted average remaining contractual life of the outstanding options at December 31, 1998 is 2.8 years. Activity under the plan is as follows:

                                                                                        Average
                                                                     Option         Exercise Price
                                                                     Shares            Per Share
                                                                    ---------       --------------
     Balance, September 30, 1996                                      115,000            $2.07
             Granted                                                   40,000             1.88
             Revalued (*)                                                                 (.71)
                                                                     --------
     Balance, September 30, 1997 (at $1.31 to $2.13 per share)        155,000             1.31(*)
             Granted                                                   35,000             2.00
             Canceled                                                     -0-
                                                                     --------
     Balance, December 31, 1997 (at $1.31 to $2.13 per share)         190,000             1.49
             Granted                                                   35,000             1.13
             Exercised                                                (15,000)            1.31
             Canceled                                                 (55,000)            1.45
                                                                     --------
     Balance, December 31, 1998 (at $1.31 to $2.13 per share)         155,000             1.43
                                                                     ========

     Exercisable, December 31, 1998                                   155,000            $1.43
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

     Sale of Common Stock to Officers - In exchange for full-recourse promissory notes and the cancellation of certain incentive stock options, in April 1997 the Company sold, subject to shareholder approval, 200,000 shares of its unregistered, restricted common stock to two executive officers at a price of $1.3125 per share. The promissory notes are secured by the stock purchased. Under certain circumstances, the Company will provide bonuses to the two executives sufficient to pay the annual debt service requirements of the promissory notes, which have terms of three and five years. The Company has recognized compensation expense relative to this matter in the amount of $91,497 and $39,438 for the fiscal years ended December 31,1998 and September 30, 1997, respectively, and $23,663 for the three months ended December 31, 1997.

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

                                                               Three Months
                                               Year Ended          Ended           Year Ended
                                               December 31,     December 31,      September 30,
                                                  1998             1997               1997
                                               ------------    -------------      -------------
             Net loss:
                As reported                    $(2,319,971)     $(1,196,551)        $(545,936)
                Pro forma                      $(2,335,371)     $(1,225,601)        $(571,433)
                Pro forma per share                  $(.14)           $(.09)            $(.05)

     The fair value of options granted under the Company stock options plans during fiscal 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

                                                               Three Months
                                               Year Ended          Ended           Year Ended
                                               December 31,     December 31,      September 30,
                                                  1998             1997               1997
                                               ------------    -------------      -------------
             Dividend yield                             0                0                 0
             Expected volatility                    51.26%           52.35%            41.48%
             Risk-free interest rate                 5.00%            6.55%             6.55%
             Expected life of options             3 years          3 years           4 years
             Average fair value per share
               on date of grant                     $1.13            $2.00             $1.31

8.   PROFIT SHARING PLAN

     The Company has a defined contribution plan which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan provided they have attained the age of twenty-one and have completed thirty days of service. Participants may contribute up to 15% of their earnings, subject to certain federally mandated limitations. The Company can also make matching contributions, as determined by the Board of Directors. The Company may also make discretionary profit sharing contributions to the Plan as determined by the Board of Directors. The Company made employer 401(k) matching contributions of $44,996 for the year ended September 30, 1997. There were no employer discretionary profit sharing contributions for the year ended December 31, 1998 or for the three months ended December 31, 1997.

9.   INCOME TAXES

     Net deferred tax assets are comprised of the following:

                                                                  Dec. 31,         Dec. 31,         Sept. 30,
                                                                    1998             1997             1997
                                                                -----------       -----------      -----------
     Current:
        Prepaid expenses                                        $   (42,000)      $   (32,000)     $   (29,000)
        Accrued expenses                                            192,000           161,000          184,000
        Reserves for doubtful accounts                              529,000            97,000           48,000
        Inventory valuation reserves                                665,000           340,000           63,000
        Expenses capitalized to inventory for tax purposes        1,049,000           765,000          512,000
        Sales returns and allowance reserves                        257,000           163,000           26,000
        Less valuation allowance                                 (2,650,000)       (1,494,000)     $  (804,000)
                                                                -----------       -----------      -----------
                                                                $       -0-       $       -0-      $       -0-
                                                                ===========       ===========      ===========
     Noncurrent:

        Excess of tax over book depreciation                       (315,000)      $  (338,000)         (20,000)
        Packaging design costs                                      130,000           130,000          154,000
        U.S. net operating loss carryforwards                    17,473,000         9,497,000        8,394,000
        Foreign net operating loss carryforwards                    154,000           154,000          226,000
        U.S. and foreign tax credit carryforwards                   621,000           410,000          490,000
        Less valuation allowances                               (18,063,000)       (9,853,000)      (9,284,000)
                                                                -----------       -----------      -----------
                                                                $       -0-       $       -0-      $       -0-
                                                                ===========       ===========      ===========

     At December 31, 1998, the Company has approximately $45.6 million in combined U.S. net operating loss carryforwards for federal income tax purposes. These loss carryforwards expire between 1999 and 2013. Of the total, approximately $4.4 million and $22.7 million are U.S. net operating loss carryforwards of Safer, Inc. and Consep, Inc., respectively, the Company's wholly owned subsidiaries.

     The use of the unexpired net operating loss carryforwards of Verdant Brands, Inc. which were generated prior to September 30, 1990, totaling approximately $9.3 million as of December 31, 1998, are limited to about $2.0 million in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's initial public offering. The use of net operating loss carryforwards of Ringer generated after the ownership change are not limited.

     The use of the net operating losses of Safer, Inc. are limited to approximately $700,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's acquisition of Safer, Inc. in January 1991.

     The use of the net operating losses of Consep, Inc. are limited to approximately $550,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's merger with Consep, Inc. in December 1998.

     At December 31, 1998, the Company has approximately $380,000 net operating loss carryforwards in Canada which expire between 1999 and 2002.

10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company (paid) and received cash for the following items:

                                                3 Months
                                 Year Ended       Ended        Year Ended
                                  Dec. 31,       Dec. 31,       Sept. 30,
                                    1998           1997           1997
                                ------------    ---------     ------------
     Interest paid              $(1,093,264)     $(93,255)     $(152,757)
     Interest received                8,507        28,570         71,687

     Investing and financing transactions not affecting cash during the years ended December 31, 1998 and September 30, 1997 and the three months ended December 31, 1997 are described below:

     o In fiscal 1998, the Company issued 9,208,989 shares of its common stock as consideration paid for the acquisition of substantially all of the assets of Consep, Inc. In connection with this issuance of common stock, the Company recorded $11,511,237 to common stock and additional paid-in capital, which represented the fair market value of the common stock on the date of issuance. Additional acquisition costs included $380,000 in direct acquisition expenses.

     o In the three month transition period ended December 31, 1997, the Company issued 4,500,000 shares of its common stock as consideration paid for the acquisition of substantially all of the assets of Southern Resources, Inc. In connection with this issuance of common stock, the Company recorded $4,218,750 to common stock and additional paid-in capital, which represented the fair market value of the common stock on the date of issuance. Additional acquisition costs included $230,000 in direct acquisition expenses.

     o In fiscal 1997, the Company issued 1,059,340 shares of its common stock and a promissory note in the amount of $1,477,000 as consideration paid for the acquisition of substantially all of the assets of Dexol Industries, Inc. In connection with this issuance of common stock, the Company recorded $1,397,006 to common stock and additional paid-in capital, which represented the fair market value of the common stock on the date of issuance.

     o In fiscal 1997, the Company received full-recourse secured promissory notes in an aggregate amount of $262,500 as payment for the sale of common stock to two executive officers of the Company.

11.  FOREIGN OPERATIONS

     International sales activity, consisting of sales outside the United States, primarily in Canada, accounted for approximately 5.2%, 10.2% and 10.2% of total sales for the year ended December 31, 1998, the three months ended December 31, 1997 and the year ended September 30, 1997, respectively. A reconciliation for these periods of domestic and foreign activity for net sales, net income (loss) and identifiable assets for these periods is as follows:

         Fiscal Year Ended December 31, 1998:            Domestic      Foreign        Total
         ------------------------------------           -----------   ----------   ------------
         Net Sales                                      $45,656,427   $2,495,561   $48,151,988
         Net Income (Loss)                               (2,527,286)      37,090    (2,490,196)
         Identifiable Assets                            $54,311,949   $4,446,118   $58,758,067

         Three Months Ended December 31, 1997:           Domestic       Foreign        Total
         -------------------------------------          -----------   ----------   ------------
         Net Sales                                      $ 4,283,203   $  484,030   $ 4,767,233
         Net Income (Loss)                               (1,199,547)       2,996    (1,196,551)
         Identifiable Assets                            $30,249,918   $1,173,461   $31,423,379

         Fiscal Year Ended September 30, 1997:           Domestic       Foreign        Total
         -------------------------------------          -----------   ----------   ------------
         Net Sales                                      $16,892,897   $1,927,728   $18,820,625
         Net Income (Loss)                                 (528,136)     (17,800)     (545,936)
         Identifiable Assets                            $13,542,508   $1,072,587   $14,615,095

12.  BUSINESS SEGMENTS

     The Company conducts its business in three major market segments - consumer products, commercial products and commercial dealers.

     Consumer Products Segment - The consumer product segment markets pesticides and fertilizers through lawn and garden retailers and through lawn and garden distribution channels to home owners and other consumers.

     Consumer products consist of environmentally sensitive pest control products and fertilizers sold under the Safer(R), SureFire(R), ChemFree(R), Blocker(R), Insectigone(R) and Ringer(R) brands and traditional pest control products sold under the Dexol(R), Black Leaf(R) and various private label brands.

     Commercial Products Segment - The commercial products segment markets pest control and fertilizer products to commercial growers in the agriculture industry through direct sales to growers and through agricultural product distributors, and commercial applicators in the pest control industry through commercial pesticide distributors. Commercial products consist of environmentally sensitive pest control products sold to the agriculture industry under the CheckMate(R) and BioLure(R) brands and traditional pest control products sold to the commercial pest control industry under the AllPro(R) brand.

     Commercial Dealer Segment - The commercial dealer segment consists of dealerships owned by a subsidiary of the Company that sells and distributes a full-line of commercial products and services to growers in major agricultural regions of California and in the Connecticut River Valley of Massachusetts. Products distributed include the Company's products as well as products produced by other manufacturers, including traditional pesticides, fertilizers, seeds and farm supplies.

     A reconciliation for the year ended December 31, 1998, the three months ended December 31, 1997 and the fiscal year ended September 30, 1997 of segment activity for net sales, net income (loss) and identifiable assets is as follows:

                                                                                    Commercial
         Fiscal Year Ended December 31, 1998:         Consumer        Commercial       Dealer         Total
         -----------------------------------         -----------     -----------    -----------    -----------
         Net Sales.................................  $37,727,997     $ 9,285,828    $ 1,138,163    $48,151,988
         Net Income (Loss).........................   (1,707,507)       (680,237)        67,773     (2,319,971)
         Depreciation and Amortization.............    1,192,405         103,369         21,561      1,317,335
         Interest Expense..........................    1,113,759         164,204         15,280      1,293,243
         Interest Income...........................       15,849           8,402         11,107         35,358
         Capital Expenditures......................      187,243          16,195          1,159        204,597
         Identifiable Assets.......................  $31,242,905     $17,182,001    $10,503,386    $58,928,292

                                                                                     Commercial
         Three Months Ended December 31, 1997:        Consumer        Commercial       Dealer         Total
         -------------------------------------       -----------     -----------    -----------    -----------
         Net Sales.................................  $ 4,041,206     $   726,027    $        --    $ 4,767,233
         Net Income (Loss).........................     (974,158)       (222,393)            --     (1,196,551)
         Depreciation and Amortization.............      232,046          11,025             --        243,071
         Interest Expense..........................       59,409          39,846             --         99,255
         Interest Income...........................       29,785              --             --         29,785
         Capital Expenditures......................      259,852              --             --        259,852
         Identifiable Assets.......................  $27,469,581     $ 3,953,798    $        --    $31,423,379

                                                                                     Commercial
         Fiscal Year Ended September 30, 1997:        Consumer        Commercial       Dealer         Total
         -------------------------------------       -----------     -----------    -----------    -----------
         Net Sales.................................  $18,335,625     $   485,000    $        --    $18,820,625
         Net Income (Loss).........................     (558,361)         12,425             --       (545,936)
         Depreciation and Amortization.............      616,079              --             --        616,079
         Interest Expense..........................      144,229           8,500             --        152,729
         Interest Income...........................       72,247              --             --         72,247
         Capital Expenditures......................      140,008              --             --        140,008
         Identifiable Assets.......................  $14,384,295     $   230,800    $        --    $14,615,095

13.  TRANSITION PERIOD

     The following table presents summary statement of operations information for the three month transition period ended December 31, 1997 compared to the three month period ended December 31, 1996.

                                                         Three Months Ended
                                                             December 31,
                                                     --------------------------
                                                        1997            1996
                                                     -----------     ----------
              Net Sales                              $ 4,767,233     $3,480,731
              Cost of goods sold                       3,130,958      1,706,499
                                                     -----------     ----------
              Gross margin                             1,636,275      1,774,232

              Operating expenses                       2,767,761      1,747,965
                                                     -----------     ----------
               Income (loss) before other expense     (1,131,486)        26,267

              Other income (expense), net                (65,065)        33,456
                                                     -----------     ----------
              Net income (loss)                      $(1,196,551)    $   59,723
                                                     ===========     ==========

              Net income (loss) per share -
                 basic and diluted                   $      (.09)    $      .01
                                                     ===========     ==========

              Shares used in calculating net
                 income (loss) per share -
                 basic and diluted                    13,312,840     10,921,930
                                                     ===========     ==========

                                INDEX OF EXHIBITS

Exhibit Number              Description                                  Pages
--------------              -----------                                  -----

    3.3     Amendment to the Company's Restated Articles of
            Incorporation, dated December 7, 1998.

    4.1     Specimen certificate of Common Stock, $.01 par value.

   10.6 Amendment to Lease Agreement between the Company and 94th Street Associates, a Minnesota Partnership, dated November 17, 1998.

   10.16 Third Amendment, dated August 31,1998, to Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997.

   10.17 Fourth Amendment, dated October 14,1998, to Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997.

   10.18 Fifth Amendment, dated December 8,1998, to Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997.

   21.1     Subsidiaries of the Registrant.

   23.1     Consent of Deloitte & Touche LLP.

   24.1     Power of Attorney

   27.1     Financial Data Schedule