Form 10QSB
period 1999-03-31
VERDANT BRANDS INC
filed 1999-05-17
CIK 866752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________ to _______________

Commission file number: 0-18921

                              VERDANT BRANDS, INC.
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

                               RINGER CORPORATION
--------------------------------------------------------------------------------
                                  (Former name)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       [X] Yes        [ ] No

     The number of shares outstanding of each of the registrant's classes of capital stock, as of April 30, 1999, was:

                25,914,250 shares of Common Stock, $.01 par value

     Transitional Small Business Issuer format:        [ ] Yes        [X] No

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                      VERDANT BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         March 31,     December 31,
                                                           1999            1998
                                                       ------------    ------------
ASSETS

Current Assets:
  Cash and cash equivalents                            $    830,122    $  1,783,800
  Accounts receivable, net                               23,192,627      10,838,483
  Inventories, net                                       19,820,009      18,522,875
  Prepaid assets                                          1,179,376       1,813,184
                                                       ------------    ------------
   Total current assets                                  45,022,134      32,958,342


Property and equipment, net                               6,486,567       6,635,656
Intangible assets, net                                   18,762,853      19,123,838
Other assets                                                216,250         210,456
                                                       ------------    ------------
   Total assets                                        $ 70,487,804    $ 58,928,292
                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit                                 $ 10,229,989    $  1,098,247
   Accounts payable                                      14,595,102      13,202,800
   Accrued expenses                                       3,974,568       4,125,463
   Current portion of long-term debt                        743,684         652,511
                                                       ------------    ------------
     Total current liabilities                           29,543,343      19,079,021

Long-Term Debt                                           16,883,633      16,958,227

Shareholders' Equity:
  Common Stock, par value $.01 per share, authorized
    50,000,000 shares, issued and outstanding
    25,914,250 shares                                       259,143         259,143
  Additional paid-in capital                             49,307,732      49,307,732
  Receivable from sale of stock                            (183,750)       (249,375)
  Accumulated deficit                                   (24,910,650)    (26,129,734)
  Cumulative translation adjustment                        (411,647)       (296,722)
                                                       ------------    ------------
    Total shareholders' equity                           24,060,828      22,891,044
                                                       ------------    ------------

    Total liabilities and shareholders' equity         $ 70,487,804    $ 58,928,292
                                                       ============    ============

See notes to unaudited consolidated financial statements.

                      VERDANT BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended
                                                 March 31,
                                       ----------------------------
                                           1999            1998
                                       ------------    ------------

NET SALES                              $ 22,030,357    $ 15,858,581
COST OF SALES                            14,450,936      10,193,013
                                       ------------    ------------
   Gross Profit                           7,579,421       5,665,568


OPERATING EXPENSES:
 Distribution                             1,642,227       1,328,989
 Sales & Marketing                        2,117,980       1,845,018
 General & Administration                 1,521,231       1,331,923
 Product Development & Registrations        713,887         534,219
                                       ------------    ------------
                                          5,995,325       4,590,739
                                       ------------    ------------

INCOME BEFORE OTHER EXPENSE               1,584,096       1,074,829

OTHER EXPENSE, NET                         (365,012)       (264,524)
                                       ------------    ------------

INCOME BEFORE INCOME TAXES                1,219,084         810,305

INCOME TAXES                                   --              --
                                       ------------    ------------

NET INCOME                             $  1,219,084    $    810,305
                                       ============    ============

Net income per common share -
    basic and diluted                  $        .05    $        .05
                                       ============    ============

Shares used in calculating basic
    net income per share                 25,914,250      16,688,061
                                       ============    ============

Shares used in calculating diluted
    net income per share                 25,914,250      16,800,720
                                       ============    ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME                             $ 1,219,084     $    810,305
Other comprehensive income
   (no tax effect):
     Foreign currency translations
        adjustments                       (114,925)           1,491
                                       -----------     ------------
COMPREHENSIVE INCOME                   $ 1,104,159     $    811,796
                                       ===========     ============

See notes to unaudited consolidated financial statements.

                              VERDANT BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                            ----------------------------
                                                                1999            1998
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  1,219,084    $    810,305
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                810,864         383,622
    Loss on disposal of assets                                      (600)           --
    (Increase) decrease in assets:
      Trade accounts receivable                              (12,489,511)    (11,065,364)
      Inventories                                             (1,259,470)       (917,553)
      Prepaid expenses                                           225,379         236,012
    Increase (decrease) in liabilities:
      Accounts payable                                         2,302,294       1,522,713
      Accrued expenses                                          (816,097)      1,947,543
                                                            ------------    ------------
          Net cash used in operating activities              (10,008,057)     (7,082,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                             (149,831)        (31,739)
 Proceeds from sale of equipment                                  93,950            --
 Purchase of intangible assets                                    (1,597)        (65,392)
                                                            ------------    ------------
      Net cash used in investing activities                      (57,478)        (97,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings from bank line of credit                       9,131,742       7,168,056
 Principal payments on long-term debt                            (79,490)       (349,748)
 Proceeds receivable from sale of common stock                    65,625            --
                                                            ------------    ------------
      Net cash provided by financing activities                9,117,877       6,818,308

 Effect of exchange rate changes on cash                          (6,020)         (4,846)
                                                            ------------    ------------
      Decrease in cash and cash equivalents                     (953,678)       (366,391)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                          1,783,800         423,272
                                                            ------------    ------------
  END OF PERIOD                                             $    830,122    $     56,881
                                                            ============    ============


See notes to unaudited consolidated financial statements.

                      VERDANT BRANDS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

Note 1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Verdant Brands, Inc. (formerly Ringer Corporation)(the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the prior fiscal year ended December 31, 1998. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31,1999 are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 1999. Certain reclassifications were made to prior year financial statements to be consistent with those classifications used in the current year. These reclassifications had no effect on shareholders= equity or net income or loss as previously reported.

        Effective December 15, 1997, the Company adopted Statement on Financial Standard No. 128, "Earnings Per Share." Earnings per share for prior year periods have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.

                                                      Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                     1999           1998
                                                  -----------   -----------
        Earnings Per Share - Basic
        Net income                                $ 1,219,084   $   810,305
                                                  -----------   -----------

        Weighted average shares                    25,914,250    16,688,061
                                                  -----------   -----------
        Net income per share                      $       .05   $       .05
                                                  ===========   ===========

        Earnings Per Share - Assuming Dilution
        Net income                                $ 1,219,084   $   810,305
                                                  -----------   -----------

        Weighted average shares                    25,914,250    16,688,061
        Dilutive impact of options and warrants           [*]       112,659
                                                  -----------   -----------

        Weighted average shares and potential
         dilutive shares outstanding               25,914,250    16,800,720
                                                  -----------   -----------
        Net income per share                      $       .05   $       .05
                                                  ===========   ===========

        [*] The impact of options and warrants are excluded because their effect would be antidilutive.

Note 2. ACQUISITIONS

        Merger with Consep, Inc.

        On December 7, 1998, the Company completed a merger with Consep, Inc. ("Consep"), an Oregon based developer, manufacturer and marketer of environmentally sensitive pest control products for the commercial agricultural and consumer home, lawn and garden markets. Consep also owns and operates commercial products sales and service dealerships located in California and Massachusetts. Consep was previously publicly owned with sales of approximately $38 million per year. The Company acquired all of the outstanding common stock of Consep in exchange for 9,208,989 shares of the Company's registered common stock valued at $11,511,237. In addition, the Company recorded approximately $380,000 in direct acquisition expenses.

        The Consep acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the acquisition date. A final allocation of the purchase price to net assets acquired is pending the final determination of the fair market values of inventory, property and equipment. The excess of purchase price over the estimated fair market value of net assets acquired ("goodwill") was approximately $3,155,000 and is being amortized on a straight-line basis over thirty years. Since the acquisition, the Company has operated the acquired business as a wholly owned subsidiary. Consep's operations are included in the Company's consolidated statements of operations from the effective date of the acquisition of December 1, 1998.

        The following table sets forth unaudited combined net sales, net income and income per share as if the business combination occurred on January 1, 1998. This information is provided for illustrative purposes only. It is not necessarily indicative of actual operating results that would have occurred had the acquisition been in effect for the period presented and is not necessarily indicative of the results which may be obtained in the future. Amounts are in thousands, except per income per share.

                                                          Three Months Ended
                                                            March 31, 1998
                                                          ------------------
        Net sales                                               $25,482
        Net income before taxes                                     620
        Net income                                                  620

        Income per share-basic and diluted                      $  0.02

Note 3. Sales of the Company's products are greater during the period of January 1 through June 30 of each year due to seasonal factors.

Note 4. Inventory consists of the following:

                                             March 31,     December 31,
                                               1999           1998
                                            -----------    -----------
        Raw Materials                       $ 6,811,879    $ 6,547,020
        Finished Goods                       13,008,130     11,975,855
                                            -----------    -----------
                                            $19,820,009    $18,522,875
                                            ===========    ===========

Note 5. LONG-TERM DEBT

                                             March 31,     December 31,
                                               1999           1998
                                            -----------    -----------
        Line of credit, long-term portion   $12,000,000    $12,000,000
        Notes payable                         3,613,282      3,638,660
        Mortgage loans                        1,635,787      1,685,263
        Capital lease obligations               277,263        162,934
        Other                                   100,985        123,881
        Less current portion                   (743,684)      (652,511)
                                            -----------    -----------
                                            $16,883,633    $16,958,227
                                            ===========    ===========

Note 6. LINE OF CREDIT

        The Company has a line of credit agreement with GE Capital Services ("GE") to fund seasonal cash needs. At March 31, 1998, outstanding borrowings on the line of credit totaled $22,229,989 of which $12,000,000 is classified as long-term debt. As of March 31, 1999 the Company's borrowing base availability exceeded the amount borrowed under the line by $4,411,226 and the Company was either in compliance or had received commitments for waivers of compliance on all covenants of its line of credit agreement with GE.

Note 7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Cash paid (received) for interest during the period for:

                                          Three Months Ended
                                               March 31,
                                      --------------------------
                                         1999           1998
                                      ----------      ----------
        Interest paid                 $(441,427)      $(274,387)
        Interest received                78,657            1,695


Note 8. FOREIGN OPERATIONS

        International sales activity, consisting of sales outside the United States, primarily in Canada, accounted for approximately 7.6% and 4.2% of total sales for the three months ended March 31, 1999 and 1998, respectively. A reconciliation for these periods of domestic and foreign activity for net sales, net income and identifiable assets for these periods is as follows:

                  Three Months Ended March 31, 1999:       Domestic       Foreign         Total
                  ----------------------------------      -----------    ----------    -----------
                      Net Sales                           $20,356,816    $1,673,541    $22,030,357
                      Net Income                            1,080,336       138,748      1,219,084
                      Identifiable Assets                  65,888,347     4,599,457     70,487,804

                  Three Months Ended March 31, 1998:       Domestic       Foreign         Total
                  ----------------------------------      -----------    ----------    -----------
                      Net Sales                           $15,192,354    $  666,227    $15,858,581
                      Net Income                              767,618        42,687        810,305
                      Identifiable Assets                  40,954,752     1,571,418     42,526,170

Note 9. BUSINESS SEGMENTS

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

        A reconciliation for the three months ended March 31, 1999 and 1998 of segment activity for net sales, net income (loss) and identifiable assets is as follows:

                                                                                    Commercial
        Three Months Ended March 31, 1999:           Consumer       Commercial        Dealer         Total
        ---------------------------------           -----------    -----------     -----------    -----------
        Net Sales.................................  $10,801,437    $ 4,784,866     $ 6,444,054    $22,030,357
        Net Income (loss).........................      800,788        (40,913)        459,209      1,219,084
        Depreciation and Amortization.............      328,521        303,876         178,467        810,864
        Interest Expense..........................      396,144         70,113          46,742        512,999
        Interest Income...........................        2,800         54,632          36,421         93,853
        Capital Expenditures......................       18,096         26,347         105,388        149,831
        Identifiable Assets.......................  $40,678,655    $17,940,762     $11,868,387    $70,487,804

                                                                                    Commercial
        Three Months Ended March 31, 1998:           Consumer       Commercial        Dealer         Total
        ---------------------------------           -----------    -----------     -----------    -----------
        Net Sales.................................  $13,016,737    $ 2,841,844     $        --    $15,858,581
        Net Income (loss).........................    1,096,097       (285,792)             --        810,305
        Depreciation and Amortization.............      351,094         32,528              --        383,622
        Interest Expense..........................      230,977         51,488              --        282,465
        Interest Income...........................        4,884             --              --          4,884
        Capital Expenditures......................       31,739             --              --         31,739
        Identifiable Assets.......................  $36,695,550    $ 5,830,620     $        --    $42,526,170

Note 10. ACCOUNTING STANDARD

        The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Total comprehensive income for the three month periods ended March 31, 1999 and 1998 was $1,104,159 and $811,796, respectively. Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments.

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

Merger with Consep, Inc.

     On December 7, 1998, the Company completed a merger with Consep, Inc. ("Consep"), an Oregon based developer, manufacturer and marketer of environmentally sensitive pest control products for the commercial agricultural and consumer home, lawn and garden markets. Consep also owns and operates commercial products sales and service dealerships located in California and Massachusetts. Consep was previously publicly owned with sales of approximately $38 million per year. The Company acquired all of the outstanding common stock of Consep in exchange for 9,208,989 shares of the Company's registered common stock valued at $11,511,237. In addition, the Company recorded approximately $380,000 in direct acquisition expenses.

     The Consep acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the acquisition date. A final allocation of the purchase price to net assets acquired is pending the final determination of the fair market values of inventory, property and equipment. The excess of purchase price over the estimated fair market value of net assets acquired ("goodwill") was approximately $3,155,000 and is being amortized on a straight-line basis over thirty years. Since the acquisition, the Company has operated the acquired business as a wholly owned subsidiary. Consep's operations are included in the Company's consolidated statements of operations from the effective date of the acquisition of December 1, 1998.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                  1999           1998
                                                 ------         ------
      Net sales                                   100.0 %        100.0 %
      Cost of sales                                65.6           64.3
                                                  -----          -----
         Gross profit                              34.4           35.7

      Operating expenses:

         Distribution                               7.4            8.4
         Sales & Marketing                          9.6           11.6
         General & Administrative                   6.9            5.5
         Product Development & Registration         3.2           3.4
                                                  -----          -----
                                                   27.2           28.9
                                                  -----          -----
      Income before other expense                   7.1            6.8
      Other expense, net                           (1.6)          (1.7)
                                                  -----          -----
      Net income                                    5.5 %          5.1 %
                                                  =====          =====

Seasonal factors affecting sales and results of operations

     Sales during the year are very seasonal. First quarter sales normally consist of sales on initial orders from direct customers and reorders from distributors who made their initial purchases for the season in the final quarter of the preceding year. Second and third quarter sales consist largely of reorders from direct-ship customers and sales of in-season promotion products. Fourth quarter sales consist primarily of shipments on early season orders from distributors who are stocking warehouses for the upcoming spring selling season. Most of the Company's sales occur during the months of December through June of each year. The level of sales for the fiscal year depends largely upon the level of retail sales of the Company's products to home owner consumers and the level of unsold retail inventory of the Company's products remaining in retail and wholesale distribution channels carried over from the previous year. Retail sales to consumers are affected by numerous outside circumstances such as weather, competitors' products and sales and marketing programs, as well as new product introductions. Each of these factors can fluctuate substantially from year to year and from quarter to quarter. Total year sales cannot be accurately projected with any degree of certainty based on results for the three months ended March 31, 1999.

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998

     Net Sales. Net sales increased $6,171,776 or 38.9% to $22,030,357 for the three months ended March 31, 1999 compared to $15,858,581 for the three months ended March 31, 1998. The increase was due primarily to the addition of approximately $8 million in 1999 net sales generated from business and product lines added as a result of the acquisition of Consep in December 1998, offset by reduced contract packaging sales associated with the Company's decision to wind down manufacturing activities at its Ft. Valley, GA manufacturing facility and due to certain consumer and non pheromone-related commercial sales decreases.

     Gross Margins. Gross margins as a percent of sales decreased to 34.4% for the three months ended March 31, 1999 compared to 35.7% for the three months ended March 31, 1998. The decrease was primarily due to sales of Consep products in 1999, which shifted product mix to an increased proportion of commercial dealer business and commercial business products which carry lower average gross margins than the Company's other lines of products.

     Operating Expenses. Distribution expenses increased in absolute dollars by $313,238 or 23.5% to $1,642,227 for the three months ended March 31, 1999 from $1,328,989 for the three months ended March 31,1998, but decreased as a percentage of sales to 7.4% for the three months ended March 31, 1999 from 8.3% for the three months ended March 31, 1998. The increase in distribution expenses in absolute dollars in 1999 compared to 1998 was primarily due to incremental distribution expenses incurred on increased sales in 1999 compared to 1998.

     Sales and marketing expenses in absolute dollars increased $272,962 or 14.7% to $2,117,980 for the three months ended March 31, 1999 from $1,845,018 for the three months ended March 31, 1998, and decreased as a percentage of sales to 9.6% for the three months ended March 31, 1999 compared to 11.6% for the same period in 1998. The increase in sales and marketing expenses was largely due to increased variable selling expenses associated with higher sales levels and the inclusion of the Consep sales and marketing organizations and programs for the three months ended March 31, 1999.

     General and administrative costs, including amortization of intangibles, increased $189,308 or 14.2% to $1,521,231 for the three months ended March 31, 1999 from $1,331,923 for the three months ended March 31, 1998. The increase was primarily due to the addition of Consep general and administrative expenses and increased amortization of intangible assets associated with the Consep acquisition.

     Product development and registration expenses increased $179,668 or 33.6% to $713,887 for the three months ended March 31, 1999 compared to $534,219 for the three months ended March 31, 1998. The increase was due primarily to increased product registration costs for products added in the Consep acquisition.

     Other Expense, Net. Net other expense increased by $100,488 to $365,012 for the three months ended March 31, 1999 compared to net other expense of $264,524 for the three months ended March 31, 1998. The increase in net other expense was mainly due to additional interest expense on increased borrowings on the Company's line of credit and interest expense incurred on long-term and short-term debt assumed in the Consep acquisition.

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

     Cash decreased by $953,678 during the three months ended March 31, 1999. The decrease in cash reflects the following: cash of $10,008,057 consumed in operating activities, primarily to finance increased receivables and inventories offset mainly by cash provided by increased accounts payable, cash of $57,478 consumed in investing activities to purchase equipment and intangible assets, and cash provided from financing activities of $9,117,877 consisting of $9,131,742 in borrowings against the Company's bank lines of credit, 65,625 in proceeds on receivable from the sale of common stock, offset by principal payments on long-term debt of $79,490.

     The Company relies on financing in the form of lines of credit to fund seasonal increases in receivables and inventory and to provide general working capital. The Company currently has in place a three-year $25,000,000 credit facility with GE Capital Services that expires in May 2000. This facility funds working capital needs of the parent Company and its wholly owned subsidiaries, Safer, Inc., Southern Resources, Inc. (SRI) and Consep. The credit facility is intended to finance the Company's seasonal working capital needs and to provide working capital financing for future acquisitions. The Company's wholly-owned subsidiary, SRI, previously had in place an $8,000,000 working capital credit facility with a commercial finance corporation which matured on April 22, 1998. In April 1998, the Company consolidated this line into its GE Capital Services line. In addition, Consep previously had in place a $5,000,000 working capital credit facility with a commercial finance corporation which matured on December 11, 1998. In December 1998, the Company consolidated this line with the GE Capital Services line. Borrowings under the line of credit are limited to an aggregate borrowing base calculated using 85% of qualified accounts receivable and 60% to 65% of the Company's qualified inventory. Also, under terms of the credit agreement, the Company is required to maintain certain financial ratios and other financial conditions.

     On March 31, 1999, borrowing base availability on the GE Services line of credit totaled $26,641,215. Outstanding borrowings totaled $22,229,989of which $12,000,000 is classified as long-term debt. Also at that date, the Company was in compliance all covenants under the line of credit or had received commitments of waiver of compliance from GE.

     The Company is currently negotiating an increase in its credit line seeking to obtain a $35 million facility. It is also reviewing proposals for other forms of long-term financing in the amount of $2 to $4 million. The Company believes it will be successful in obtaining this financing; however, there is no assurance that these forms and amounts of long-term financing will ultimately be secured.

     The Company has no material purchase commitments. Although the Company continues to evaluate companies and product lines for possible acquisition, no such agreements are currently in place.

     The Company believes that inflation has not had a significant impact on the results of its operations.

Year 2000 Readiness

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

The Company's wholly owned subsidiary, Consep, Inc., headquartered in Bend, Oregon, has its own personal computer based system which is used to support a portion of the Company's commercial products manufacturing and reporting systems. The Company is planning to implement its Year 2000 ready midrange computer systems at Consep's headquarters utilizing wide area network communications during the third quarter of 1999. The estimated cost of implementing the information systems at Consep is approximately $100,000.

Consep's commercial dealer subsidiaries operate on an information system that is separate and different than that of either Consep or Verdant Brands. The primary supplier of the commercial dealers' software has represented that the software used by the commercial dealer subsidiaries, when upgraded, will be Year 2000 ready. The Company plans to upgrade this software during its second and third quarters of 1999. Including certain hardware upgrades, the systems upgrade to Year 2000 readiness is expected to cost approximately $100,000.

The Company's Canadian subsidiary, Safer, Ltd., operates its business on a personal computer based software system. The Company has upgraded that system and believes it is now Year 2000 ready.

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

Forward Looking Information

     The information contained in this Quarterly Report includes forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including: changes in demand from major customers; effects of competition and competitive responses to the Company; changes in product mix, product costs, inventory levels and customer mix and its effect on financial performance; changes in operating expenses; the Company's ability to raise financing to satisfy its operating needs; the actual achievement of Year 2000 compliance by the Company and its vendors, subcontract manufacturers and other third parties and the potential impact on the Company; and other factors disclosed throughout this Quarterly Report and the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statement in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and uncertainties that may affect the Company's financial condition and results of operations.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     During the period ended March 31, 1999, the Company settled an outstanding lawsuit its wholly owned subsidiary, Consep, Inc., had initiated against MSI Insurance Company (MSI) relating to matters associated with a fire at Consep, Inc.'s wholly owned subsidiary, Farchan, Inc. MSI paid Consep, Inc. $185,000 in February 1999. Such amount had no impact of the Company's net income for the quarter as the expected net proceeds of the settlement had been accrued as of December 1, 1998 in connection with accounting for the acquisition of Consep.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted for a vote of security holders during the quarter ended March 31, 1999. However, an annual meeting of shareholders will be held subsequent to the end of the first quarter of 1999 on May 25, 1999. All items of business at the annual meeting of shareholders will be subject to approval by a vote of a majority of the outstanding shares. Items of business to be conducted at the meeting are as follows:

1. Election of nine directors as stated in the proxy statement. All nine of the nominees are incumbants standing for reelection, namely Stanley Goldberg, Gordon F. Stofer, Robert W. Fischer, Donald E. Lovness, Franklin Pass, M.D., Frederick F. Yanni, John F. Hetterick, Richard Mayo and Volker
     G. Oakey.

2. Approval of an amendment to the Company's 1996 Employee Incentive Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance upon the exercise of options granted under the Plan by 750,000, from 500,000 shares to 1,250,000 shares.

3. Ratification of Deloitte and Touche LLP to serve as the Company's independent accountants to audit the Company's consolidated financial statements for 1999.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

     3.2 Amendment to the Company's Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, dated July 15, 1998, SEC File No. 0-18921).

     3.3 Amendment to the Company's Restated Articles of Incorporation, dated December 7, 1998 (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, SEC File No. 0-18921).

     3.4 Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

     4.1 Specimen certificate of Common Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, SEC File No. 0-18921).

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

     10.6 Amendment to Lease Agreement between the Company and 94th Street Associates, a Minnesota Partnership, dated November 17, 1998 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, SEC File No. 0-18921).

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

    10.16 Third Amendment, dated August 31,1998, to Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, SEC File No. 0-18921).

    10.17 Fourth Amendment, dated October 14,1998, to Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, SEC File No. 0-18921).

    10.18 Fifth Amendment, dated December 8,1998, to Credit Agreement between the Company and General Electric Capital Corporation dated May 2, 1997 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, SEC File No. 0-18921).

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

    10.22 Agreement and Plan of Merger, dated September 8, 1998, by and among Verdant Brands, Inc., Consep Acquisition, Inc. and Consep, Inc. (incorporated by reference to Appendix A to the Proxy Statement-Prospectus included in the Company's Amended Registration Statement on Form S-4/A, dated October 26, 1998).

     27.1 Financial Data Schedule

     * Management contract or compensation plan or arrangement.



(b)  Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       VERDANT BRANDS, INC.



Dated: May 17, 1999                    By /s/ Stanley Goldberg
                                          -----------------------------------
                                          Stanley Goldberg
                                          President and Chief Executive Officer



Dated: May 17, 1999                    By /s/ Mark G. Eisenschenk
                                          -----------------------------------
                                          Mark G. Eisenschenk
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (principal financial officer)