Form 10QSB
period 1999-06-30
VERDANT BRANDS INC
filed 1999-08-16
CIK 866752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                June 30, 1999
                               ------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________________ to ____________________


Commission file number:                       0-18921
                       ---------------------------------------------------------


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

                                                          [X] Yes    [_] No

     The number of shares outstanding of each of the registrant's classes of capital stock, as of July 31, 1999, was:

                Common Stock, $.01 par value 25,914,250 shares

     Transitional Small Business Issuer format:           [_] Yes    [X] No

                        PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.
        ---------------------

                              VERDANT BRANDS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     June 30,    December 31,
                                                       1999          1998
                                                   ------------  ------------

ASSETS
------
Current Assets:
  Cash and cash equivalents
  Accounts receivable                              $    495,456  $  1,783,800
  Inventories                                        23,168,151    10,838,483
  Prepaid assets                                     18,699,407    18,522,875
                                                      1,474,696     1,813,184
   Total current assets                            ------------  ------------
                                                     43,837,710    32,958,342
Property and equipment (net)
Intangible assets (net)                               6,529,698     6,635,656
Other assets                                         18,262,882    19,123,838
                                                         96,696       210,456
   Total assets                                    ------------  ------------
                                                   $ 68,726,986  $ 58,928,292
                                                   ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Bank line of credit                              $ 10,297,504  $  1,098,247
  Accounts payable                                   12,276,723    13,202,800
  Accrued expenses                                    3,559,897     4,125,463
  Current portion of long-term debt                     566,504       652,511
                                                   ------------  ------------
   Total current liabilities                         26,700,628    19,079,021

Long-Term Debt                                       16,617,015    16,958,227

Shareholders' Equity:
  Common Stock, par value $.01 per share,
    authorized 50,000,000 shares, issued and
    outstanding 25,914,250 and 25,914,250
    shares, respectively                                259,143       259,143
  Additional paid-in capital                         49,307,732    49,307,732
  Receivable from sale of common stock                 (170,625)     (249,375)
  Accumulated deficit                               (23,627,038)  (26,129,734)
  Cumulative translation adjustment                    (359,869)     (296,722)
                                                   ------------  ------------

    Total shareholders' equity                       25,409,343    22,891,044
                                                   ------------  ------------

    Total liabilities and shareholders' equity     $ 68,726,986  $ 58,928,292
                                                   ============  ============

See notes to unaudited consolidated financial statements.

                             VERDANT BRANDS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                           Three Months Ended           Six Months Ended
                                                 June 30,                   June  30,
                                       -------------------------   --------------------------
                                           1999          1998          1999          1998
                                       -----------   -----------   -----------    -----------

NET SALES                              $27,560,254   $15,886,707   $49,590,611    $31,745,288
COST OF SALES                           18,919,336     9,856,355    33,370,272     20,049,368
                                       -----------   -----------   -----------    -----------
   Gross Profit                          8,640,918     6,030,352    16,220,339     11,695,920

OPERATING EXPENSES:
 Distribution                            1,948,747     1,720,618     3,590,974      3,049,607
 Sales & Marketing                       2,684,150     1,681,964     4,802,130      3,526,982
 General & Administration                1,661,808     1,045,066     3,183,039      1,927,579
 Product Registration & Development        470,653       557,213     1,184,540      1,091,432
                                       -----------   -----------   -----------    -----------
                                         6,765,358     5,004,861    12,760,683      9,595,600
                                       -----------   -----------   -----------    -----------
INCOME BEFORE OTHER
  EXPENSE                                1,875,560     1,025,491     3,459,656      2,100,320

OTHER EXPENSE, NET                        (591,948)     (321,699)     (956,960)      (586,223)
                                       -----------   -----------   -----------    -----------

INCOME BEFORE INCOME TAXES               1,283,612       703,792     2,502,696      1,514,097

INCOME TAXES
                                       -----------   -----------   -----------    -----------

NET INCOME                             $ 1,283,612   $   703,792   $ 2,502,696    $ 1,514,097
                                       ===========   ===========   ===========    ===========

Net income per common
    share - basic and diluted          $       .05   $       .04   $       .10    $       .09
                                       ===========   ===========   ===========    ===========


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME                             $ 1,283,612   $   703,792   $ 2,502,696    $ 1,514,097
Other comprehensive income
 (no tax effect):
   Foreign currency translation
   adjustments                              51,778       (49,321)      (63,147)       (47,830)
                                       -----------   -----------   -----------    -----------
COMPREHENSIVE INCOME                   $ 1,335,390   $   654,471   $ 2,439,549    $ 1,466,267
                                       ===========   ===========   ===========    ===========

See notes to unaudited consolidated financial statements.

                              VERDANT BRANDS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    Six Months Ended
                                                                        June 30,
                                                            ---------------------------
                                                                1999           1998
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  2,502,696   $  1,514,097
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                                 985,147        768,071
   Loss (gain) on disposal of assets                              (7,656)        12,199
   (Increase) decrease in assets:
    Trade accounts and notes receivable                      (12,420,086)   (10,169,598)
    Inventories                                                 (216,696)    (2,275,694)
    Prepaid expenses                                             434,336        232,809
   Increase (decrease) in liabilities:
    Accounts payable                                          (1,687,778)     2,552,839
    Accrued expenses                                             473,580        129,037
                                                            ------------   ------------
     Net cash (used in) provided by operating activities      (9,936,457)    (7,236,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                             (335,121)       (96,269)
 Proceeds from sale of equipment                                 101,200          1,265
 Purchase of intangible assets                                   (21,597)       (75,707)
                                                            ------------   ------------
    Net cash used in investing activities                       (255,518)      (170,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings from bank line of credit                       9,199,257      8,584,731
 Proceeds on receivable from sale of common stock                 78,750         16,012
 Principal payments on long-term debt                           (369,000)    (1,449,791)
                                                            ------------   ------------
    Net cash received from financing activities                8,909,007      7,150,952

 Effect of exchange rate changes on cash                          (5,376)        (8,158)
                                                            ------------   ------------
    Increase (decrease) in cash and cash equivalents          (1,288,344)      (264,157)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                          1,783,800        423,272
                                                            ------------   ------------
  END OF PERIOD                                             $    495,456   $    159,115
                                                            ============   ============

See notes to unaudited consolidated financial statements.

                             VERDANT BRANDS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

Note 1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Verdant Brands, Inc. (formerly Ringer Corporation) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 1999. Certain reclassifications were made to prior year financial statements to be consistent with those classifications used in the current year. These reclassifications had no effect on shareholders' equity or net income or loss as previously reported.

        Effective December 15, 1997, the Company adopted Statement on Financial Standard No. 128, "Earnings Per Share". Earnings per share for prior year periods have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.


                                                           Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                        ------------------------  -----------------------------
                                                           1999         1998         1999            1998
                                                        -----------  -----------  -----------  ----------------
        Earnings Per Share - Basic
        --------------------------
         Net income                                     $ 1,283,612  $   703,792  $ 2,502,696       $ 1,514,097
                                                        -----------  -----------  -----------       -----------

         Weighted average shares                         25,914,250   16,689,246   25,914,250        16,688,654
                                                        -----------  -----------  -----------       -----------
         Net income per share                           $       .05  $       .04  $       .10       $       .09
                                                        ===========  ===========  ===========       ===========

        Earnings Per Share - Assuming Dilution
        --------------------------------------
         Net income                                     $ 1,283,612  $   703,392  $ 2,502,696       $ 1,514,097
                                                        -----------  -----------  -----------       -----------

         Weighted average shares                         25,914,250   16,689,246   25,914,250        16,688,654
         Dilutive impact of options and warrants             22,520      250,726       11,260           181,692
                                                        -----------  -----------  -----------       -----------
         Weighted average shares and potential
         dilutive shares outstanding                     25,936,770   16,939,972   25,925,510        16,870,346
                                                        -----------  -----------  -----------       -----------
         Net income per share                           $       .05  $       .04  $       .10       $       .09
                                                        ===========  ===========  ===========       ===========

Note 2. ACQUISITION

        Merger with Consep, Inc.
        ------------------------

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

        The following table sets forth unaudited combined net sales, net income and income per share as if the business combination occurred on January 1, 1998. This information is provided for illustrative purposes only. It is not necessarily indicative of actual operating results that would have occurred had the acquisition been in effect for the period presented and is not necessarily indicative of the results which may be obtained in the future. Amounts are in thousands, except for income per share.

                                              Three Months Ended  Six Months Ended
                                                June 30, 1998      June 30, 1998
                                              ------------------  ----------------

        Net sales                                        $29,042           $54,523
        Net income before taxes                              954             1,575
        Net income                                           954             1,575
        Income per share-basic and diluted               $   .04           $   .06

Note 3. Sales of the Company's products are greater during the period of January 1 through June 30 of each year due to seasonal factors.

Note 4. Inventory consists of the following:

                                                    June 30,     December 31,
                                                      1999           1998
                                                   ----------   -------------
        Raw Materials                             $ 6,198,138     $ 6,547,020
        Finished Goods                             12,501,269      11,975,855
                                                  -----------     -----------
                                                  $18,699,407     $18,522,875
                                                  ===========     ===========

Note 5. LONG-TERM DEBT

                                                    June 30,     December 31,
                                                      1999           1998
                                                  -----------    ------------
        Line of credit, long-term portion         $12,000,000    $ 12,000,000
        Notes payable                               3,421,162       3,638,660
        Mortgage loans                              1,622,604       1,685,263
        Capital lease obligations                     119,255         162,934
        Other                                          20,498         123,881
        Less current portion                         (566,504)       (652,511)
                                                  -----------     -----------
                                                  $16,617,015    $ 16,958,227
                                                  ===========     ===========

Note 6. LINE OF CREDIT

        As of June 30, 1999, the Company had in place a $25 million line of credit agreement with GE Capital, used principally to fund seasonal cash needs of the business. Outstanding borrowings on the line of credit as of June 30, 1999 were $22,297,504 of which $12,000,000 has been classified as long-term debt. On that same date, the Company's excess borrowing base availability exceeded borrowing under the line by $2,702,496. On July 14, 1999, the Company entered into an Amended and Restated Credit Agreement with GE Capital ("the Agreement") which replaced the previously existing $25 million line of credit from the same lender. The Agreement provides the Company with up to $37 million in financing for a three-year period, of which up to $35 million is in the form of a line of credit and $2 million is in the form of interest-only term debt.

Note 7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Cash (paid) received for interest during the period for:

                                      Three Months Ended
                                            June 30,
                                    -----------------------
                                       1999         1998
                                    -----------  ----------
        Interest paid                $ (635,519)  $(554,468)
        Interest received                98,379       6,095

Note 8. FOREIGN OPERATIONS

        International sales activity, consisting of sales outside the United States, primarily in Canada, accounted for approximately 7.2% and 5.8% of total sales for the three months ended June 30, 1999 and 1998 and approximately 7.4% and 5.0% of total sales for the six months ended June 30, 1999 and 1998 , respectively. A reconciliation for these periods of domestic and foreign activity for net sales, net income and identifiable assets is as follows:

        Three Months Ended June 30, 1999:     Domestic      Foreign       Total
        ---------------------------------    -----------  -----------  -----------
         Net Sales                           $25,583,904  $1,976,350   $27,560,254
         Net Income                            1,296,465     (12,853)    1,283,612
         Identifiable Assets                  64,769,671   3,957,315    68,726,986

        Three Months Ended June 30, 1998:     Domestic     Foreign        Total
        ---------------------------------    -----------  ----------   -----------
         Net Sales                           $14,960,456  $  926,251   $15,886,707
         Net Income                              610,065      93,727       703,792
         Identifiable Assets                  41,301,032   1,436,191    42,737,223

        Six  Months Ended June 30, 1999:      Domestic     Foreign        Total
        --------------------------------     -----------  ----------   -----------
         Net Sales                           $45,940,720  $3,649,891   $49,590,611
         Net Income                            2,376,801     125,895     2,502,696
         Identifiable Assets                  64,769,671   3,957,315    68,726,986

        Six Months Ended June 30, 1998:       Domestic     Foreign        Total
        -------------------------------      -----------  ----------   -----------
         Net Sales                           $30,152,810  $1,592,478   $31,745,288
         Net Income                            1,377,683     136,414     1,514,097
         Identifiable Assets                  41,301,032   1,436,191    42,737,223

Note 9. BUSINESS SEGMENTS

        The Company conducts its business in three major market segments - consumer products, commercial products and commercial dealers.

        Consumer Products Segment - The consumer product segment markets
        -------------------------
        pesticides and fertilizers through lawn and garden retailers and through lawn and garden distribution channels to home owners and other consumers. Consumer products consist of environmentally sensitive pest control products and fertilizers sold under the Safer(R), SureFire(R), ChemFree(R), Blocker(R), Insectigone(R) and Ringer(R) brands and traditional pest control products sold under the Dexol(R), Black Leaf(R) and various private label brands.

        Commercial Products Segment - The commercial products segment markets
        ---------------------------
        pest control and fertilizer products to commercial growers in the agriculture industry through direct sales to growers and through agricultural product distributors and commercial applicators in the pest control industry through commercial pesticide distributors.

       Commercial products consist of environmentally sensitive pest control products sold to the agriculture industry under the CheckMate(R) and BioLure(R) brands and traditional pest control products sold to the commercial pest control industry under the AllPro(R) brand.

       Commercial Dealer Segment - The commercial dealer segment consists of
       -------------------------
       dealerships owned by a subsidiary of the Company that sells and distributes a full-line of commercial products and services to growers in major agricultural regions of California and in the Connecticut River Valley of Massachusetts. Products distributed include the Company's products as well as products produced by other manufacturers, including traditional pesticides, fertilizers, seeds and farm supplies.

       A reconciliation for the three and six months ended June 30, 1999 and 1998 of segment activity for net sales, net income (loss) and identifiable assets is as follows:


                                                                             Commercial
        Three Months Ended June 30, 1999:       Consumer      Commercial       Dealer       Total
        ---------------------------------       --------      ----------    -----------   ---------
          Net Sales...........................  $13,830,789   $ 4,582,684   $ 9,146,781  $27,560,254
          Net Income (loss)...................      476,635       311,906       495,071    1,283,612
          Depreciation and Amortization.......      254,935      (103,506)       22,854      174,283
          Interest Expense....................      553,103        98,516        15,307      666,926
          Interest Income.....................      (15,614)           --            --      (15,614)
          Capital Expenditures................      132,139         1,176        51,975      185,290
          Identifiable Assets.................  $39,641,296   $15,765,230   $13,320,460  $68,726,986

                                                                             Commercial
        Three Months Ended June 30, 1998:       Consumer      Commercial       Dealer       Total
        ---------------------------------       -----------   -----------   -----------  -----------
          Net Sales...........................  $14,124,645   $ 1,762,062   $        --  $15,886,707
          Net Income (loss)...................    1,122,654      (418,862)           --      703,792
          Depreciation and Amortization.......      327,063        57,386            --      384,449
          Interest Expense....................      346,790        29,455            --      376,245
          Interest Income.....................        3,314            --            --        3,314
          Capital Expenditures................       64,530            --            --       64,530
          Identifiable Assets.................  $35,569,354   $ 7,167,869   $        --  $42,737,223

        Six Months Ended June 30, 1999:         Consumer      Commercial       Dealer       Total
        -------------------------------         -----------   -----------   -----------  -----------
          Net Sales...........................  $24,658,090   $ 9,341,686   $15,590,835  $49,590,611
          Net Income (loss)...................    1,277,423       270,993       954,280    2,502,696
          Depreciation and Amortization.......      583,456       200,370       201,321      985,147
          Interest Expense....................      949,247       142,736        31,435    1,123,418
          Interest Income.....................        4,888        (6,085)       93,159       91,962
          Capital Expenditures................      150,235        27,523       157,363      335,121
          Identifiable Assets.................  $39,641,296   $15,765,230   $13,320,460  $68,726,986

                                                                            Commercial
        Six Months Ended June 30, 1998:         Consumer      Commercial      Dealer       Total
        ------------------------------          -----------   -----------   -----------  -----------
          Net Sales...........................  $27,141,382   $ 4,603,906   $        --  $31,745,288
          Net Income (loss)...................    2,218,751      (704,654)           --    1,514,097
          Depreciation and Amortization.......      678,157        89,914            --      768,071
          Interest Expense....................      577,767        80,943            --      658,710
          Interest Income.....................        8,198            --            --        8,198
          Capital Expenditures................       96,269            --            --       96,269
          Identifiable Assets.................  $35,569,354   $ 7,167,869   $        --  $42,737,223

Note 10.  SUBSEQUENT EVENT - LINE OF CREDIT

          On July 14, 1999, the Company entered into a three-year Amended and Restated Credit Agreement with GE Capital ("GE") which replaced the Company's previous $25,000,000 line of credit agreement with GE. The new credit agreement provides a $35,000,000 line of credit with available borrowings under the line of credit limited to an aggregate borrowing base calculated using up to 85% of qualified accounts receivable and up to 65% of qualified inventory. The annual interest rate on borrowings on the line of credit is prime plus 0.35 percentage points through May 2, 2000 and prime plus 0.55 percentage points thereafter. The new credit agreement also includes a $2,000,000 term note with annual interest at prime plus 0.8% which calls for monthly interest payments with the principal due on July 14, 2002, on the expiration of the Credit Agreement.

                                      ###

 Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                     CONDITION AND RESULTS OF OPERATIONS.
                     -----------------------------------

Name Change to Verdant Brands, Inc.
-----------------------------------

       At the Company's 1998 Annual Shareholders Meeting, the shareholders approved a proposal to change the Company's name from Ringer Corporation to Verdant Brands, Inc. The Company announced its intent to change its name in its first quarter earnings press release on April 30, 1998. The name change occurred on July 20, 1998. In connection with the name change, the Company adopted the trading symbol of "VERD" for its shares traded on the NASDAQ National Market System.

Merger with Consep, Inc.
------------------------

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

       The Consep acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the acquisition date. A final allocation of the purchase price to net assets acquired is pending the final determination of the fair market values of inventory, property and equipment. The excess of purchase price over the estimated fair market value of net assets acquired ("goodwill") was approximately $3,155,000 and is being amortized on a straight-line basis over thirty years. Since the acquisition, the Company has operated the acquired business as a wholly owned subsidiary. Consep's operations are included in the Company's consolidated statements of operations from the effective date of the acquisition for accounting purposes of December 1, 1998.

Results of Operations
---------------------

       The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:


                                                  Three Months Ended    Six Months Ended
                                                       June 30,             June 30,
                                                  --------------------  -------------------
                                                   1999      1998         1999       1998
                                                  ------    ------      --------   --------
         Net sales                                100.0%      100.0 %    100.0%       100.0 %
         Cost of sales                             68.6        62.0       67.3         63.2
                                                  -----      ------      -----       ------
            Gross profit                           31.4        38.0       32.7         36.8

         Operating Expenses:
            Distribution                            7.1        10.8        7.2          9.6
            Sales & Marketing                       9.7        10.6        9.7         11.1
            General & Administrative                6.0         6.6        6.4          6.1
            Product Development & Registration      1.7         3.5        2.4          3.4
                                                  -----      ------      -----       ------
                                                   24.5        31.5       25.7         30.2
                                                  -----      ------      -----       ------
         Income before other expense                6.8         6.5        7.0          6.6
         Other expense, net                        (2.1)       (2.1)      (1.9)        (1.8)
                                                  -----      ------      -----       ------
         Net income                                 4.7%        4.4 %      5.1%         4.8 %
                                                  =====      ======      =====       ======


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


Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998

      Net Sales.  Net sales increased $11,673,547 or 73.5% to $27,560,254 in the
      ---------
three months ended June 30, 1999 compared to $15,886,707 for the three months ended June 30, 1998. The increase was due primarily to the addition of approximately $10.9 million in 1999 net sales generated from business and product lines added as a result of the acquisition of Consep in December 1998. The remaining sales increase was due largely to the shipment of back orders resulting from product shortages in the first quarter.

      Gross Margins. Gross margins as a percent of sales decreased to 31.4% for
      -------------
the three months ended June 30, 1999 compared to 38.0% for the three months ended June 30, 1998. The decrease was due primarily to the addition of Consep sales which carry a lower average gross margin than historical sales. Consep sales shifted the product mix to a higher proportion of commercial dealer and commercial products which have lower gross margins than some of the Company's other product lines.

      Operating Expenses. Distribution expenses increased in absolute dollars by
      ------------------
$228,129 or 13.3% to $1,948,747 for the three months ended June 30, 1999 from $1,720,618 for the three months ended June 30, 1998, but decreased as a percentage of sales to 7.1% for the three months ended June 30, 1999 from 10.8% for the three months ended June 30, 1998. The increase in distribution expenses in absolute dollars in 1999 compared to 1998 was due to increased sales. The decrease as a percentage of sales was due primarily to the costs savings associated with consolidating most of the consumer and commercial distribution activities in the Company's St. Joseph, Missouri warehouse.

      Sales and marketing expenses in absolute dollars increased $1,002,186 or 59.6% to $2,684,150 for the three months ended June 30, 1999 from $1,681,964 for the three months ended June 30, 1998, but decreased as a percentage of sales to 9.7% for the three months ended June 30, 1999 compared to 10.6% for the same period in 1998. The increase in sales and marketing expenses was largely due to the addition of the Consep sales and marketing organizations for the three months ended June 30, 1999 and to variable selling expenses associated with increased sales. The decrease in sales and marketing expenses as a percentage of sales for the three months ended June 30, 1999 compared to the same period in 1998 was due primarily to the 1999 addition of Consep commercial and commercial dealer sales which carry relatively lower sales and marketing costs as a percentage of sales compared to the Company's consumer business which made up most of the Company's sales prior to the Consep merger.

      General and administrative costs increased $616,742 or 59.0% to $1,661,808 for the three months ended June 30, 1999 from $1,045,066 for the three months ended June 30, 1998. The increase was primarily due to the addition of Consep general and administrative expenses and increased amortization expense associated with Consep goodwill.

      Product registration and development expenses decreased $86,560 or 15.5% to $470,653 for the three months ended June 30, 1999 compared to $557,213 for the three months ended June 30, 1998. The decrease was due primarily to reduced product registration costs resulting from discontinued products.

      Other Expense, Net. Net other expense increased by $270,249 or 84.0% to
      ------------------
$591,948 for the three months ended June 30, 1999 compared to net other expense of $321,699 for the three months ended June 30, 1998. The increase in net other expense was mainly due to additional interest expense on increased borrowings on the Company's lines of credit and increased interest expense incurred on long and short term debt assumed in the Consep acquisition.

Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998

      Net Sales.  Net sales increased $17,845,323 or 56.2% to $49,590,611 in the
      ---------
six months ended June 30, 1999 compared to $31,745,288 for the six months ended June 30, 1998. The increase was due primarily to additional sales generated from the Consep acquisition. The increase was due to the addition of approximately $19.7 million in 1999 net sales generated from business and product lines added as a result of the acquisition of Consep in December 1998, offset in part by reduced contract packaging sales associated with the Company's decision to shut down its Fort Valley, Georgia manufacturing facility and by decreased sales in certain consumer and non-phermone related commercial products.

      Gross Margins. Gross margins as a percent of sales decreased to 32.7% for
      -------------
the six months ended June 30, 1999 compared to 36.8% for the six months ended June 30, 1998. The decrease was due primarily to the addition of Consep sales which carry a lower average gross margin than historical sales. Consep sales shifted the product mix to a higher proportion of commercial dealer and commercial products which have lower gross margins than some of the Company's other product lines.

      Operating Expenses. Distribution expenses increased in absolute dollars by
      ------------------
$541,367 or 17.8% to $3,590,974 for the six months ended June 30, 1999 from $3,049,607 for the six months ended June 30, 1998, but decreased as a percentage of sales to 7.2% for the six months ended June 30, 1999 from 9.6% for the six months ended June 30, 1998. The increase in distribution expenses in absolute dollars in 1999 compared to 1998 was due to incremental distribution expenses incurred on higher sales in 1999 compared to 1998. The decrease as a percentage of sales was due primarily to cost savings associated with consolidating most of the consumer and commercial distribution activities in the Company's St. Joseph, Missouri warehouse.

      Sales and marketing expenses in absolute dollars increased $1,275,148 or 36.2% to $4,802,130 for the six months ended June 30, 1999 from $3,526,982 for the six months ended June 30, 1998, but decreased as a percentage of sales to 9.7% for the six months ended June 30, 1999 compared to 11.1% for the same period in 1998. The increase in sales and marketing expenses was largely due to the addition of the Consep sales and marketing organizations for the six months ended June 30, 1999 and to variable selling expenses associated with increased sales. The decrease in sales and marketing expenses as a percentage of sales for the six months ended June 30, 1999 compared to the same period in 1998 was due primarily to the 1999 addition of Consep commercial and commercial dealer sales which carry relatively lower sales and marketing costs as a percentage of sales compared to the Company's consumer business which made up most of the Company's sales prior to the Consep merger.

      General and administrative costs increased $1,255,460 or 65.1% to $3,183,039 for the six months ended June 30, 1999 from $1,927,579 for the six months ended June 30, 1998. The increase was primarily due to the addition of Consep general and administrative expenses and increased amortization of intangible assets associated with the Consep acquisition.

      Product development and registration expenses increased $93,108 or 8.5% to $1,184,540 for the six months ended June 30, 1999 compared to $1,091,432 for the six months ended June 30, 1998. The increase was due primarily to increased product registration costs for products added in the Consep acquisition.

      Other Expense, Net. Net other expense increased by $370,737 to $956,960
      ------------------
for the six months ended June 30, 1999 compared to net other expense of $586,223 for the six months ended June 30, 1998. The increase in net other expense was mainly due to additional interest expense on increased borrowings on the Company's lines of credit and interest expense incurred on long-term and short-term debt assumed in the Consep acquisition.

Liquidity and Capital Resources
-------------------------------

      The Company's operations and cash needs are highly seasonal. During the three months ended December 31 of each year, the Company usually solicits and ships early orders and expands production to build inventory needed for its major selling season. During the three months ended March 31, the Company's shipments consist of initial sales to direct mass merchant customers and reorder sales to certain distribution customers. Most of the Company's seasonal shipments, and therefore most of the billings that result in revenue recognition and in receivables, occur during the months of December through June of each year. Accordingly, the Company typically consumes significant cash in operating activities during the periods from October through June from year to year as it finances increases in its inventory, primarily during the periods from October through April, and increases in receivables, primarily during the period from late December through the end of June. The Company has historically relied upon bank lines of credit to fund seasonal cash needs.

      Cash decreased by $1,288,344 during the six months ended June 30, 1999. The decrease in cash reflects the following: cash of $9,936,457 consumed in operating activities, primarily to finance increased receivables and to pay down accounts payable, cash of $255,518 consumed in investing activities consisting of $356,718 used to purchase equipment and intangible assets offset in part by $101,200 provided by the sale of assets, and cash provided from financing activities of $8,909,007 consisting of $9,199,257 in borrowings against the Company's bank lines of credit, $78,750 received on a receivable for the previous sale of common stock, offset by principal payments on long-term debt of $369,000.

      The Company relies on financing in the form of lines of credit to fund seasonal increases in receivables and inventory and to provide general working capital. On July 14, 1999, the Company entered into a three-year Amended and Restated Credit Agreement with GE Capital ("GE") which replaced the Company's previous $25,000,000 line of credit agreement with GE. The new credit agreement provides a $35,000,000 line of credit with available borrowings under the line of credit limited to an aggregate borrowing base calculated using up to 85% of qualified accounts receivable and up to 65% of qualified inventory. The interest rate on borrowings on the line of credit is prime plus 0.35 percentage points through May 2, 2000 and prime plus 0.55 percentage points thereafter. The new credit agreement also includes an additional $2,000,000 term note with interest at prime plus 0.8% per annum which calls for monthly interest payments with the principal due when the credit facilities expire on June 13, 2002. The credit facility funds working capital needs of the parent Company and its wholly owned subsidiaries, Safer, Inc., Southern Resources, Inc. (SRI) and Consep. The credit facility is intended to finance the Company's seasonal working capital needs and to provide working capital financing for future acquisitions. Also, under terms of the credit agreement, the Company is required to maintain certain financial ratios and other financial conditions.

      On June 30, 1999, borrowing base availability on the GE Capital line of credit totaled $25,887,934. Outstanding borrowings totaled $22,297,504 of which $12,000,000 is classified as long-term debt. Financial covenants were modified in the new credit facility signed in July 1999. Upon the signing of the new line of credit facility on July 14, 1999, the Company was in compliance with all covenants under the line of credit.

      The Company has no material purchase commitments. Although the Company continues to evaluate companies and product lines for possible acquisition, no such agreements are currently in place.

      The Company believes that inflation has not had a significant impact on the results of its operations.

Year 2000 Readiness
-------------------

General

The Company may be impacted by the inability of its computer software applications and other business systems (e.g., embedded microchips) to properly identify the year 2000 due to a commonly used programming convention of only using two digits to identify a year. Unless modified or replaced, these systems could fail or create erroneous results when referencing the year 2000.

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

Risks

The principal business risks to the Company relating to completion of Year 2000 efforts are:

 .     Reliance on key business partners to not have disruption in ability to provide goods and services as a result of Year 2000 issues.
 .     The ability to retain key staff for the Year 2000 effort.
 .     The ability to continue to focus on Year 2000 issues by internal and external resources.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An annual meeting of shareholders was held on May 25, 1999. There were 25,889,214 shares of common stock entitled to vote and a total of 20,943,038 shares (80.89%) were represented at the meeting. The following three items of business were presented and approved by a majority vote of the outstanding shares of the Company's common stock. The items of business and the votes cast are as follows:

1. Election of nine directors as stated in the proxy statement. All nine of the nominees are incumbents who stood for reelection, namely:

                                    For      Withhold
                                 ----------  --------
          Stanley Goldberg       19,987,238   955,800
          Gordon F. Stofer       19,995,788   947,250
          Robert W. Fischer      19,995,693   947,345
          Donald E. Lovness      19,995,693   947,345
          Franklin Pass, M.D.    20,678,128   264,910
          Frederick F. Yanni     19,995,788   947,250
          John F. Hetterick      20,669,578   273,460
          Richard Mayo           19,995,788   947,250
          Volker G. Oakey        20,669,578   273,460

2. Deloitte and Touche LLP was ratified to serve as the Company's independent accountants to audit the Company's consolidated financial statements for 1999.

                                                                                         Broker
                                    For             Against            Abstain          Non-votes
                                 ----------       -----------         ----------       -----------
                                 20,818,138           63,203             61,697                -0-

3. Approval of an amendment to the Company's 1996 Employee Incentive Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance upon the exercise of options granted under the Plan by 750,000, from 500,000 shares to 1,250,000 shares was obtained.

                                                                                         Broker
                                    For             Against            Abstain          Non-votes
                                 ----------       -----------         ----------       -----------
                                 18,347,062        2,407,801            188,175                -0-

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a.        Listing of Exhibits
          -------------------
Exhibit
-------
Number         Description
-----------------------------------------------------------------------------

     2.1 Agreement for Purchase and Sale of Assets by and between Ringer Corporation and Dexol Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Amended Current Report on Form 8-K/A filed on June 16, 1997, SEC File No. 0-18921).

     2.2 Amended and Restated Agreement and Plan of Merger by and between Ringer Corporation and Southern Resources, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Amended Current Report on Form 8-K/A filed on February 19, 1998, SEC File No. 0-18921).

     2.3 Agreement and Plan of Merger, dated September 8, 1998, by and among Verdant Brands, Inc., Consep Acquisition, Inc. and Consep, Inc. (incorporated by reference to Appendix A to the Proxy Statement -Prospectus included in the Company's Amended Registration Statement on Form S-4/A , dated October 26, 1998).

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

   10.12 Amended and Restated Credit Agreement between the Company and General Electric Capital Corporation dated July 14, 1999

   10.13 Warrant to Purchase Common Stock in connection with the Amended and Restated Credit Agreement between the Company and General Electric Capital Corporation dated July 14, 1999

   10.14 Cross-Licensing and Joint Licensing/Sale Agreement between the Company and Mycogen Corporation, dated May 31, 1994 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

   10.15 Patent License Agreement between the Company and Mycogen Corporation and Monsanto Company, dated June 29, 1994 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

 * 10.16 Ringer Corporation 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)

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


                                 VERDANT BRANDS, INC.



Dated:   August 12, 1999         By /S/ Stanley Goldberg
                                   ---------------------
                                   Stanley Goldberg
                                   President and Chief Executive Officer



Dated:   August 12, 1999         By /S/ Mark G. Eisenschenk
                                   ------------------------
                                   Mark G. Eisenschenk
                                   Executive Vice President and Chief
                                   Financial Officer
                                   (principal financial officer)