Form 10QSB
period 1999-09-30
VERDANT BRANDS INC
filed 1999-11-12
CIK 866752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


For the quarterly period ended            September 30, 1999
                               ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                    to
                              -------------------    -----------------------


Commission file number:                     0-18921
                       -----------------------------------------------------

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

     The number of shares outstanding of each of the registrant's classes of capital stock, as of October 31, 1999, was:

                  Common Stock, $.01 par value 5,112,850 shares

     Transitional Small Business Issuer format:                   [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

                              VERDANT BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        September 30,          December 31,
                                                            1999                   1998
                                                        -------------          ------------
ASSETS
------

Current Assets:
  Cash and cash equivalents                             $     77,924           $  1,783,800
  Accounts receivable                                     14,594,132             10,838,483
  Inventories                                             16,348,392             18,522,875
  Prepaid assets                                           1,518,185              1,813,184
   Total current assets                                   32,538,633             32,958,342

Property and equipment (net)                               6,490,606              6,635,656
Intangible assets (net)                                   17,629,906             19,123,838
Other assets                                                 260,697                210,456
                                                        ------------           ------------
   Total assets                                         $ 56,919,842           $ 58,928,292
                                                        ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank line of credit                                   $  5,093,748           $  1,098,247
  Accounts payable                                         7,423,648             13,202,800
  Accrued expenses                                         2,674,484              4,125,463
  Current portion of long-term debt                          527,734                652,511
                                                        ------------           ------------
   Total current liabilities                              15,719,614             19,079,021

Long-Term Debt                                            18,215,089             16,958,227

Shareholders' Equity:
  Common Stock, par value $.01 per share,
    authorized 10,000,000 shares,  issued and
    outstanding 5,112,850 and 5,182,850
    shares, respectively                                      51,129                 51,829
  Additional paid-in capital                              49,489,653             49,515,046
  Receivable from sale of common stock                      (105,000)              (249,375)
  Accumulated deficit                                    (26,085,166)           (26,129,734)
  Cumulative translation adjustment                         (365,477)              (296,722)
                                                        ------------           ------------

    Total shareholders' equity                            22,985,139             22,891,044
                                                        ------------           ------------

    Total liabilities and shareholders' equity          $ 56,919,842           $ 58,928,292
                                                        ============           ============


See notes to unaudited consolidated financial statements.

                              VERDANT BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended                  Nine Months Ended
                                                September 30,                       September  30,
                                        ------------------------------      ------------------------------
                                            1999             1998              1999                1998
                                        ------------     -------------      ------------       -----------
NET SALES                               $ 13,837,284     $   7,564,474      $ 63,427,895       $39,309,762
COST OF SALES                             10,468,546         5,696,822        43,838,818        25,746,190
                                        ------------     -------------      ------------       -----------
   Gross Profit                            3,368,738         1,867,652        19,589,077        13,563,572

OPERATING EXPENSES:
 Distribution                              1,139,986           973,537         4,730,960         4,023,144
 Sales & Marketing                         2,102,456         1,632,675         6,904,586         5,159,657
 General & Administration                  1,089,883           675,954         3,906,218         2,207,039
 Product Registration & Development          516,675           427,163         1,701,215         1,518,595
 Amortization of Intangibles                 323,879           220,574           690,583           617,068
                                        ------------     -------------      ------------       -----------
                                           5,172,879         3,929,903        17,933,562        13,525,503
                                        ------------     -------------      ------------       -----------
INCOME (LOSS) BEFORE
  OTHER EXPENSE                           (1,804,141)       (2,062,251)        1,655,515            38,069

OTHER EXPENSE, NET                          (653,987)         (257,569)       (1,610,947)         (843,792)
                                        ------------     -------------      ------------       -----------

INCOME (LOSS) BEFORE
    INCOME TAXES                          (2,458,128)       (2,319,820)           44,568          (805,723)

INCOME TAXES                                    --                --                --                --
                                        ------------     -------------      ------------       -----------

NET INCOME (LOSS)                       $ (2,458,128)    $  (2,319,820)     $     44,568       $  (805,723)
                                        ============     =============      ============       ===========
Net income (loss) per common
    share - basic and diluted           $       (.48)    $        (.69)     $        .01       $      (.24)
                                        ============     =============      ============       ===========

Shares used in calculating basic
    net income (loss) per share            5,134,004         3,340,755         5,166,568         3,338,739
                                        ============     =============      ============       ===========

Shares used in calculating diluted
    net income (loss) per share            5,134,004         3,340,755         5,168,069         3,338,739
                                        ============     =============      ============       ===========


                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME (LOSS)                       $ (2,458,128)    $  (2,319,820)     $     44,568       $  (805,723)
Other comprehensive income
 (no tax effect):
     Foreign currency translation
      adjustments                             (5,608)          (46,940)          (68,755)          (94,770)
                                        ------------     -------------      ------------       -----------
COMPREHENSIVE
    INCOME (LOSS)                       $ (2,463,736)    $  (2,366,760)     $    (24,187)      $  (900,493)
                                        ============     =============      ============       ===========


See notes to unaudited consolidated financial statements.

                              VERDANT BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,
                                                      ----------------------------
                                                         1999               1998
                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $    44,568      $  (805,723)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                       1,388,551        1,138,113
    Amortization of deferred debt issuance costs           22,711             --
    Loss (gain) on disposal of assets                      (7,656)          10,291
    Income from investment in joint venture                  --            (14,920)
    (Increase) decrease in assets:
      Trade accounts and notes receivable              (3,854,795)      (2,755,311)
      Inventories                                       2,138,036       (1,905,921)
      Prepaid expenses                                    204,324          315,918
    Increase (decrease) in liabilities:
      Accounts payable                                 (6,356,211)          12,370
      Accrued expenses                                   (509,380)         362,291
                                                      -----------      -----------
          Net cash used in operating activities        (6,929,852)      (3,642,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                      (458,326)        (158,492)
 Proceeds from sale of equipment                          101,200            3,767
 Purchase of intangible assets                            (29,400)         (81,963)
                                                      -----------      -----------
      Net cash used in investing activities              (386,526)        (236,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings from bank line of credit                3,995,501        5,077,396
 Proceeds on receivable from sale of common stock         144,375           35,700
 Borrowings from long term debt                         2,106,246             --
 Principal payments on long-term debt                    (628,971)      (1,505,304)
                                                      -----------      -----------
      Net cash received from financing activities       5,617,151        3,607,792

 Effect of exchange rate changes on cash                   (6,649)         (20,061)
                                                      -----------      -----------
      Decrease in cash and cash equivalents            (1,705,876)        (291,822)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                   1,783,800          423,272
                                                      -----------      -----------
  END OF PERIOD                                       $    77,924      $   131,450
                                                      ===========      ===========

See notes to unaudited consolidated financial statements.

                              VERDANT BRANDS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Note 1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Verdant Brands, Inc. (formerly Ringer Corporation) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 1999. Certain reclassifications were made to prior year financial statements to be consistent with those classifications used in the current year. These reclassifications had no effect on shareholders' equity or net income or loss as previously reported.

        On August 23, 1999, the Company completed a one-for-five reverse split of its common stock. All presentations of outstanding common stock and earnings per share have been adjusted to reflect the reverse split.

        The following table sets forth the calculation of basic and diluted earnings per share in accordance with Statement on Financial Standard No. 128, "Earnings Per Share".

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                ----------------------------     -------------------------
                                                                   1999*             1998*          1999           1998*
                                                                -----------      -----------     ----------     ----------
              Earnings Per Share - Basic
              --------------------------
              Net income (loss)                                 $(2,458,128)     $(2,319,820)    $   44,568     $ (805,723)
                                                                -----------      -----------     ----------     ----------

              Weighted average shares                             5,134,004        3,340,755      5,166,568      3,338,739
                                                                -----------      -----------     ----------     ----------
              Net income (loss) per share                       $      (.48)     $      (.69)    $      .01     $     (.24)
                                                                ===========      ===========     ==========     ==========

              Earnings Per Share - Assuming Dilution
              --------------------------------------
              Net income (loss)                                 $(2,458,128)     $(2,319,820)    $   44,568     $ (805,723)
                                                                -----------      -----------     ----------     ----------

              Weighted average shares                             5,134,004        3,340,755      5,166,568      3,338,739
              Dilutive impact of options and warrants                    --               --          1,501             --
                                                                -----------      -----------     ----------     ----------
              Weighted average shares and potential
               dilutive shares outstanding                        5,134,004       (2,319,820)     5,168,069      3,338,739
                                                                -----------      -----------     ----------     ----------
              Net income (loss) per share                       $      (.48)     $      (.69)    $      .01     $     (.24)
                                                                ===========      ===========     ==========     ==========

* The effect of stock options and warrants have been excluded because their effect is anti-dilutive.

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

        The following table sets forth unaudited combined net sales, net income and income per share as if the business combination occurred on January 1, 1998. This information is provided for illustrative purposes only. It is not necessarily indicative of actual operating results that would have occurred had the acquisition been in effect for the period presented and is not necessarily indicative of the results which may be obtained in the future. Amounts are in thousands, except for loss per share.

                                        Three Months Ended       Nine Months Ended
                                        September 30, 1998       September 30, 1998
                                        ------------------       ------------------
        Net sales                          $  18,201                  $  72,725
        Net loss before tax effect            (2,851)                    (1,276)
        Net loss                              (2,851)                    (1,276)
        Loss per share-basic and diluted   $   (0.55)                 $   (0.25)

        Return of Escrow Shares
        -----------------------

        On August 4, 1999, the Company received 450,000 shares (90,000 shares after giving effect to the one-for-five reverse stock split) of the Company's common stock in settlement of the Company's claim against an escrow account established in connection with the December 1997 acquisition of Southern Resources, Inc. ("SRI"). As a result of the return of these shares, the Company recorded a reduction in its equity and goodwill accounts by $421,875, which was the fair market value attributed to these shares in the original purchase accounting entries of the Company.

Note 3. Sales of the Company's products are greater during the period of January 1 through June 30 of each year due to seasonal factors.

Note 4. Inventory consists of the following:

                                             September 30,    December 31,
                                                 1999             1998
                                             -------------    ------------
        Raw Materials                         $ 3,345,762     $ 6,547,020
        Finished Goods                         13,002,630      11,975,855
                                              -----------     -----------
                                              $16,348,392     $18,522,875
                                              ===========     ===========

Note 5. LONG-TERM DEBT

                                            September 30,    December 31,
                                                1999             1998
                                            -------------    ------------
        Line of credit, long-term portion    $12,000,000     $12,000,000
        Notes payable                          5,070,191       3,638,660
        Mortgage loans                         1,431,347       1,685,263
        Capital lease obligations                228,251         162,934
        Other                                     13,035         123,881
        Less current portion                    (527,734)       (652,511)
                                             -----------     -----------
                                             $18,215,089     $16,958,227
                                             ===========     ===========


Note 6. LINE OF CREDIT

        On July 14, 1999, the Company entered into a three-year Amended and Restated Credit Agreement with GE Capital ("GE") which replaced the Company's previous $25,000,000 line of credit agreement with GE. The new credit agreement provides a $35,000,000 line of credit with available borrowings under the line of credit limited to an aggregate borrowing base calculated using up to 85% of qualified accounts receivable and up to 65% of qualified inventory, plus $1 million in the form of uncollateralized borrowing availability. The annual interest rate on borrowings on the line of credit is prime plus 0.35 percentage points through May 2, 2000 and prime plus 0.55 percentage points thereafter on borrowings against the borrowing base. The new credit agreement also includes a $2,000,000 term note with annual interest at prime plus 0.8 percentage points which calls for monthly interest payments with the principal due on July 14, 2002, on the expiration of the Credit Agreement. Outstanding borrowings on the line of credit as of September 30, 1999 totaled $17,093,748 of which $12,000,000 has been classified as long-term debt. On that same date, the Company's excess borrowing availability under the line of credit was approximately $1.2 million. In connection with the Amended and Restated Credit Agreement, the Company issued to GE a stock purchase warrant granting GE the right to purchase up to 1,673,967 shares (334,793 shares after giving effect to the one-for-five reverse stock split) of the Company's common stock for $1.19 per share ($5.95 per share after giving effect to the one-for-five reverse stock split). The warrant's fair market value of $327,032 was recorded as additional paid in capital and deferred debt issuance costs, which will be amortized to interest expense over the life of the credit agreement.

Note 7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Cash (paid) received for interest during the period for:

                                 Three Months Ended              Nine Months Ended
                                    September 30,                  September 30,
                              --------------------------    ---------------------------
                                 1999           1998           1999             1998
                              ------------   -----------    ------------     ----------
        Interest paid         $(1,019,650)    $(287,822)    $(1,651,650)     $(842,290)
        Interest received          18,725         1,576          91,211          7,671

        Financing transactions not affecting cash during the periods are described below:

        o In the third quarter of 1999, the Company received 450,000 shares (90,000 shares after giving effect to the one-for-five reverse stock split) of its common stock which was return from escrow in settlement of a claim made by the Company against the former shareholders of SRI. Accordingly, the Company reduced equity and goodwill by $421,875, which is the fair market value of the stock included in the original purchase accounting for SRI.

        o In the third quarter of 1999, the Company issued 125,000 shares (25,000 shares after giving effect to the one-for-five reverse stock split) valued at $100,000 as payment on a trade account.

        o In connection with an Amended and Restated Credit Agreement, the Company issued a stock purchase warrant valued at $327,032. The warrants value was recorded by the Company as additional paid in capital and deferred debt issuance costs. (See Note 6, "Line of Credit".)

Note 8. FOREIGN OPERATIONS

        International sales activity, consisting of sales outside the United States, primarily in Canada, accounted for approximately 5.6% and 2.9% of total sales for the three months ended September 30, 1999 and 1998 and approximately 6.9% and 4.1% of total sales for the nine months ended September 30, 1999 and 1998 , respectively. A reconciliation for these periods of domestic and foreign activity for net sales, net income and identifiable assets is as follows:


        Three Months Ended September 30, 1999:              Domestic           Foreign             Total
        --------------------------------------              --------           -------             -----
             Net Sales                                  $ 13,057,143      $    780,141      $ 13,837,284
             Net income (loss)                            (2,181,364)         (276,764)       (2,458,128)
             Identifiable Assets                          53,987,224         2,932,618        56,919,842

        Three Months Ended September 30, 1998:              Domestic           Foreign             Total
        --------------------------------------              --------           -------             -----
             Net Sales                                  $  7,345,964      $    218,510      $  7,564,474
             Net income (loss)                            (2,219,348)         (100,472)       (2,319,820)
             Identifiable Assets                          34,036,663           765,402        34,802,065

        Nine Months Ended September 30, 1999:               Domestic           Foreign             Total
        -------------------------------------               --------           -------             -----
             Net Sales                                  $ 58,997,863      $  4,430,032      $ 63,427,895
             Net income (loss)                               195,437          (150,869)           44,568
             Identifiable Assets                          53,987,224         2,932,618        56,919,842

        Nine Months Ended September 30, 1998:               Domestic           Foreign             Total
        -------------------------------------               --------           -------             -----
             Net Sales                                  $ 37,717,284      $  1,592,478      $ 39,309,762
             Net income (loss)                              (841,665)           35,942          (805,723)
             Identifiable Assets                          34,036,663           765,402        34,802,065

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

        A reconciliation for the three and nine months ended September 30, 1999 and 1998 of segment activity for net sales, net income (loss) and identifiable assets is as follows:

                                                                                                Commercial
             Three Months Ended September 30, 1999:            Consumer       Commercial          Dealer           Total
             --------------------------------------           -----------     -----------       -----------     -----------
                  Net Sales.................................  $ 4,877,034     $ 1,773,039       $ 7,187,211     $13,837,284
                  Net Income (Loss).........................   (2,384,319)       (414,149)          340,340     (2,458,128)
                  Depreciation and Amortization.............      315,000          44,097            44,307        403,404
                  Interest Expense..........................     (549,866)        (41,297)          (81,131)      (672,294)
                  Interest Income...........................        8,550          21,447                --         29,997
                  Capital Expenditures......................       88,381          10,119            24,705        123,205
                  Identifiable Assets.......................  $31,666,233     $13,542,826       $11,710,783     $56,919,842

                                                                                                Commercial
             Three Months Ended September 30, 1998:            Consumer       Commercial          Dealer           Total
             --------------------------------------           -----------     -----------       -----------     -----------
                  Net Sales.................................  $ 5,054,882     $ 2,509,592       $        --     $ 7,564,474
                  Net Income (Loss).........................   (2,262,924)        (56,896)               --      (2,319,820)
                  Depreciation and Amortization.............      299,623          70,419                --         370,042
                  Interest Expense..........................     (201,904)        (91,319)               --        (293,223)
                  Interest Income...........................        4,368              --                --           4,368
                  Capital Expenditures......................       62,223              --                --          62,223
              Identifiable Assets...........................  $24,027,391     $10,774,674       $        --     $34,802,065

                                                                                                Commercial
             Nine Months Ended September 30, 1999:             Consumer       Commercial          Dealer           Total
             -------------------------------------            -----------     -----------       -----------     -----------
                  Net Sales.................................  $29,535,124     $11,189,889       $22,702,882     $63,427,895
                  Net Income (Loss).........................   (1,106,896)        (73,534)        1,224,998          44,568
                  Depreciation and Amortization.............      898,456         244,467           245,628       1,388,551
                  Interest Expense..........................   (1,499,113)       (215,468)          (81,131)     (1,795,712)
                  Interest Income...........................       13,438          41,255            67,266         121,959
                  Capital Expenditures......................      238,616          37,642           182,068         458,326
                  Identifiable Assets.......................  $31,666,233     $13,542,826       $11,710,783     $56,919,842

                                                                                                Commercial
             Nine Months Ended September 30, 1998:             Consumer       Commercial          Dealer           Total
             -------------------------------------            -----------     -----------       -----------     -----------
                  Net Sales.................................  $32,196,264     $ 7,113,498       $        --     $39,309,762
                  Net Income (Loss).........................      (44,173)       (761,550)               --        (805,723)
                  Depreciation and Amortization.............      977,780         160,333                --       1,138,113
                  Interest Expense..........................     (779,671)       (172,262)               --        (951,933)
                  Interest Income...........................       12,566              --                --          12,566
                  Capital Expenditures......................      158,492              --                --         158,492
              Identifiable Assets...........................  $24,027,391     $10,774,674       $        --     $34,802,065


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

Reverse Stock Split
-------------------

On August 23, 1999, the Company completed a one-for-five reverse split on all of its common stock. Prior to the reverse split, the Company had 25,564,250 shares of common stock outstanding trading on the Nasdaq Stock Market at $0.875 per share at the market close on August 22, 1999. After the reverse split, the Company had 5,112,850 shares of common stock outstanding trading at $4.375 per share at the market close on August 23, 1999.

Return of Escrow Shares
-----------------------

        On August 4, 1999, the Company received 450,000 shares (90,000 shares after giving effect to the one-for-five reverse stock split) of the Company's common stock in settlement of the Company's claim against an escrow account established in connection with the December 1997 acquisition of Southern Resources, Inc. ("SRI"). As a result of the return of these shares, the Company recorded a reduction in its equity and goodwill accounts by $421,875, which was the fair market value attributed to these shares in the original accounting entries of the Company.

Seasonal factors effecting sales and results of operations
----------------------------------------------------------

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

Results of Operations
---------------------

        The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                  -------------------        -------------------
                                                   1999        1998           1999         1998
                                                  -------     -------        -------     -------
        Net sales                                 100.0 %     100.0 %        100.0 %     100.0 %
        Cost of sales                              75.7        75.3           69.1        65.5
                                                  -----       -----          -----       -----
           Gross profit                            24.3        24.7           30.9        34.5

        Operating Expenses:
           Distribution                             8.2        12.9            7.4        10.2
           Sales & Marketing                       15.2        21.6           10.9        13.1
           General & Administrative                 7.9         8.9            6.2         5.6
           Product Registration & Development       3.7         5.6            2.7         3.9
           Amortization of Intangibles              2.3         2.9            1.1         1.6
                                                  -----       -----          -----       -----
                                                   37.3        52.0           28.3        34.4
                                                  -----       -----          -----       -----
        Income (loss) before other expense        (13.0)      (27.3)           2.6          .1
        Other expense, net                         (4.7)       (3.4)          (2.5)       (2.1)
                                                  -----       -----          -----       -----
        Net income (loss)                         (17.7)%     (30.7)%           .1 %      (2.0)%
                                                  =====       =====          =====       =====


Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

        Net Sales. Net sales increased $6,272,810 or 82.9% to $13,837,284 in the three months ended September 30, 1999 compared to $7,564,474 for the three months ended September 30, 1998. The increase was due to the addition of $7,991,169 in 1999 net sales generated from business and product lines added as a result of the acquisition of Consep in December 1998, offset in part by reduced contract packaging sales associated with the Company's decision to shut down its Fort Valley, Georgia manufacturing facility and by decreased sales in certain consumer and non-pheromone related commercial products.

        Gross Margins. Gross margins as a percent of sales decreased to 24.3% for the three months ended September 30, 1999 compared to 24.7% for the three months ended September 30, 1998. The decrease was due primarily to the addition of Consep sales which carry a lower average gross margin than historical sales. Consep sales shifted the product mix to a higher proportion of commercial dealer and commercial products which have lower gross margins than some of the Company's other product lines.

        Operating Expenses. Distribution expenses increased in absolute dollars by $166,449 or 17.1% to $1,139,986 for the three months ended September 30, 1999 from $973,537 for the three months ended September 30, 1998, but decreased as a percentage of sales to 8.2% for the three months ended September 30, 1999 from 12.9% for the three months ended September 30, 1998. The increase in distribution expenses in absolute dollars in 1999 compared to 1998 was due to increased sales. The decrease as a percentage of sales was due primarily to the costs savings associated with consolidating most of the consumer and commercial distribution activities from multiple facilities into a single warehouse located in St. Joseph, Missouri.

        Sales and marketing expenses in absolute dollars increased $469,781 or
28.8 % to $2,102,456 for the three months ended September 30, 1999 from $1,632,675 for the three months ended September 30, 1998, but decreased as a percentage of sales to 15.2% for the three months ended September 30, 1999 compared to 21.6% for the same period in 1998. The increase in sales and marketing expenses was largely due to the addition of the Consep sales and marketing organizations for the three months ended September 30, 1999 and to variable selling expenses associated with increased sales. The decrease in sales and marketing expenses as a percentage of sales for the three months ended September 30, 1999 compared to the same period in 1998 was due primarily to the 1999 addition of Consep commercial and commercial dealer sales which carry relatively lower sales and marketing costs as a percentage of sales compared to the Company's consumer business which made up most of the Company's sales prior to the Consep merger.

        General and administrative costs increased $413,929 or 61.2% to $1,089,883 for the three months ended September 30, 1999 from $675,954 for the three months ended September 30, 1998. The increase was primarily due to the addition of Consep general and administrative expenses and to the addition of administrative and management personnel.

        Product registration and development expenses increased $89,512 or 21.0% to $516,675 for the three months ended September 30, 1999 compared to $427,163 for the three months ended September 30, 1998. The increase was due primarily to registration and development costs associated with the Consep acquisition.

        Amortization of intangible expenses increased $103,305 or 46.8% to $323,879 for the three months ended September 30, 1999 from $220,574 for the three months ended September 30, 1998.The increase was due primarily to the amortization of intangible assets acquired and goodwill recorded in connection with the Consep acquisition.

        Other Expense, Net. Net other expense increased by $396,418 or 153.9% to $653,987 for the three months ended September 30, 1999 compared to net other expense of $257,569 for the three months ended September 30, 1998. The increase in net other expense was mainly due to additional interest expense on increased borrowings on the Company's lines of credit and increased interest expense incurred on long and short term debt assumed in the Consep acquisition.

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998

        Net Sales. Net sales increased $24,118,133 or 61.4% to $63,427,895 in the nine months ended September 30, 1999 compared to $39,309,762 for the nine months ended September 30, 1998. The increase was due to the addition of approximately $27.7 million in 1999 net sales generated from business and product lines added as a result of the acquisition of Consep in December 1998, offset in part by reduced contract packaging sales associated with the Company's decision to shut down its Fort Valley, Georgia manufacturing facility and by decreased sales in certain consumer and non-pheromone related commercial products.

        Gross Margins. Gross margins as a percent of sales decreased to 30.9% for the nine months ended September 30, 1999 compared to 34.9% for the nine months ended September 30, 1998. The decrease was due primarily to the addition of Consep sales which carry a lower average gross margin than historical sales. Consep sales shifted the product mix to a higher proportion of commercial dealer and commercial products which have lower gross margins than some of the Company's other product lines.

        Operating Expenses. Distribution expenses increased in absolute dollars by $707,816 or 17.6% to $4,730,960 for the nine months ended September 30, 1999 from $4,023,144 for the nine months ended September 30, 1998, but decreased as a percentage of sales to 7.5% for the nine months ended September 30, 1999 from 10.2% for the nine months ended September 30, 1998. The increase in distribution expenses in absolute dollars in 1999 compared to 1998 was due to incremental distribution expenses incurred on higher sales in 1999 compared to 1998. The decrease as a percentage of sales was due primarily to cost savings associated with consolidating most of the consumer and commercial distribution activities in the Company's St. Joseph, Missouri warehouse.

        Sales and marketing expenses in absolute dollars increased $1,744,929 or 33.8% to $6,904,586 for the nine months ended September 30, 1999 from $5,159,657 for the nine months ended September 30, 1998, but decreased as a percentage of sales to 10.9% for the nine months ended September 30, 1999 compared to 13.1% for the same period in 1998. The increase in sales and marketing expenses was largely due to the addition of the Consep sales and marketing organizations for the nine months ended September 30, 1999 and to variable selling expenses associated with increased sales. The decrease in sales and marketing expenses as a percentage of sales for the nine months ended September 30, 1999 compared to the same period in 1998 was due primarily to the 1999 addition of Consep commercial and commercial dealer sales which carry relatively lower sales and marketing costs as a percentage of sales compared to the Company's consumer business, which made up most of the Company's sales prior to the Consep merger.

        General and administrative costs increased $1,699,179 or 77.0% to $3,906,218 for the nine months ended September 30, 1999 from $2,207,039 for the nine months ended September 30, 1998. The increase was primarily due to the addition of Consep general and administrative expenses and to the addition of administrative personnel and management.

        Product development and registration expenses increased $182,620 or 12.0% to $1,701,215 for the nine months ended September 30, 1999 compared to $1,518,595 for the nine months ended September 30, 1998. The increase was due primarily to increased product registration and development costs associated with the Consep acquisition.

        Amortization of intangibles increased $73,515 or 11.9% to $690,583 for the nine months ended September 30, 1999 from $617,068 for the nine months ended September 30, 1998. The increase was due primarily to the amortization of intangible assets acquired and goodwill recorded in connection with the Consep acquisition.

        Other Expense, Net. Net other expense increased by $767,155 to $1,610,947 for the nine months ended September 30, 1999 compared to net other expense of $843,792 for the nine months ended September 30, 1998. The increase in net other expense was mainly due to additional interest expense on increased borrowings on the Company's lines of credit and interest expense incurred on long-term and short-term debt assumed in the Consep acquisition.

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

        Cash decreased by $1,705,876 during the nine months ended September 30, 1999. The decrease in cash reflects the following: Cash of $6,929,852 consumed in operating activities, primarily to finance increased receivables and to pay down accounts payable; cash of $386,526 consumed in investing activities consisting of $458,326 used to purchase property and equipment and of $29,400 used to invest in patent and trademark applications, offset in part by $101,200 provided by the sale of assets; and cash provided from financing activities of $5,617,151 consisting of $3,995,501 in net borrowings against the Company's bank lines of credit, $2,106,246 borrowings on long-term debt consisting primarily of a $2,000,000 term note with GE Capital, $144,375 received on a receivable for the previous sale of common stock, and payments on long-term debt of $628,971.

        The Company relies on financing, primarily in the form of lines of credit, to fund seasonal increases in receivables and inventory and to provide general working capital. On July 14, 1999, the Company entered into a three-year Amended and Restated Credit Agreement with GE Capital ("GE") which replaced the Company's previous $25,000,000 line of credit agreement with GE. The new credit agreement provides a $35,000,000 line of credit with available borrowings under the line of credit limited to an aggregate borrowing base calculated using up to 85% of qualified accounts receivable and up to 65% of qualified inventory, plus $1 million in the form of uncollateralized borrowing availability. The interest rate on borrowings on the line of credit is prime plus 0.35 percentage points through May 2, 2000 and prime plus 0.55 percentage points thereafter. The new credit agreement also includes an additional $2,000,000 term note with interest at prime plus 0.8% per annum which calls for monthly interest payments with the principal due when the credit facilities expire on June 13, 2002. In connection with the Amended and Restated Credit Agreement, the Company issued to GE a stock purchase warrant granting GE the right to purchase up to 1,673,967 shares (334,793 shares after giving effect to the one-for-five reverse stock split) of the Company's common stock for $1.19 per share ($5.95 per share after giving effect to the one-for-five reverse stock split). The warrant's fair market value of $327,032 was recorded as additional paid in capital and deferred debt issuance costs, which will be amortized to interest expense over the life of the credit agreement. The credit facility funds working capital needs of the parent Company and its wholly owned subsidiaries, Safer, Inc., Southern Resources, Inc.
(SRI) and Consep. The credit facility is intended to finance the Company's seasonal working capital needs, to provide general working capital and to finance the working capital needs for future acquisitions. Also, under terms of the credit agreement, the Company is required to maintain certain financial ratios and other financial conditions.

        On September 30, 1999, outstanding borrowing under the GE Capital line of credit totaled $17, 093,748 of which $12,000,000 is classified as long-term debt. Financial covenants were modified in the new credit facility signed in July 1999. On that same date, the Company's excess borrowing availability under the line of credit was approximately $1.2 million. At September 30, 1999, the Company was in compliance with all covenants under the line of credit.

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

The Company's wholly owned subsidiary, Consep, Inc., headquartered in Bend, Oregon, has its own personal computer based system which is used to support a portion of the Company's commercial products manufacturing and reporting systems. During the third quarter, the Company implemented a Year 2000 ready midrange computer system at Consep's headquarters. Implementation of a Year 2000 ready wide area network at Concep will be completed in the fourth quarter of 1999. The estimated cost of implementing the information systems at Consep is approximately $100,000.

Consep's commercial dealer subsidiaries operate on an information system that is separate and different than that of either Consep or Verdant Brands. The commercial dealers' software was upgraded during the third quarter to make them Year 2000 ready. Upgrading and replacing computer hardware systems to make them Year 2000 ready will be completed in the fourth quarter. The estimated cost of the software and hardware upgrades to achieve Year 2000 readiness is expected to cost approximately $100,000.

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

Contingency Plan

A formal contingency plan has is being developed. The Company will continue to assess where alternative courses of action are needed as the Company's Year 2000 readiness plans are executed.

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

                                   ----------

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to security holders for a vote during the three months ended September 30, 1999.

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

        2.3 Agreement and Plan of Merger, dated September 8, 1998, by and among Verdant Brands, Inc., Consep Acquisition, Inc. and Consep, Inc. (incorporated by reference to Appendix A to the Proxy Statement - Prospectus included in the Company's Amended Registration Statement on Form S-4/A , dated October 26, 1998).

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

        10.12 Amended and Restated Credit Agreement between the Company and General Electric Capital Corporation dated July 14, 1999 (incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB for the three months ended June 30, 1999, SEC File No. 0-18921).

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


(b)     Reports on Form 8-K

        The Company filed no Current Reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                     VERDANT BRANDS, INC.



Dated: November 9, 1999              By /s/ Stanley Goldberg
                                        ----------------------------------
                                        Stanley Goldberg
                                        President and Chief Executive Officer





Dated: November 9, 1999              By /s/ Mark G. Eisenschenk
                                        ----------------------------------
                                        Mark G. Eisenschenk
                                        Executive Vice President and Chief
                                        Financial Officer (principal
                                        financial officer)