Form 10KSB40
period 1999-12-31
VERDANT BRANDS INC
filed 2000-03-30
CIK 866752

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended    December 31, 1999
                          ---------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from               to
                               -------------    --------------

Commission file number         0-18921
                       ---------------------------------------

                              VERDANT BRANDS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Minnesota                                      41-0848688
-------------------------------------          ---------------------------------
     (State of incorporation                           (I.R.S. Employer
        or organization)                               Identification No.)

9555 James Avenue South, Suite 200, Bloomington, Minnesota               55431
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code   (952) 703-3300
                                              -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                                        [X]
Revenues for the fiscal year ended December 31, 1999 totaled $74,719,701.

As of March 17, 2000, the Company had 5,112,850 shares of Common Stock outstanding. The aggregate market value of the 5,032,352 shares of Common Stock held by non-affiliates of the Company was $12,580,880, based on the closing share price on March 17, 2000 on the Nasdaq Stock Market.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 2000 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2000.

Transitional small business disclosure format:               [_] Yes    [X] No

                                     PART I

Item 1. BUSINESS.

     Verdant Brands, Inc. This report on Form 10-KSB is for the consolidated entity of Verdant Brands, Inc. and its subsidiaries. The consolidated entity is referred to in this Report as "Verdant" or "the Company" and by using the personal pronouns "we", "us" and "our".

     Verdant was formerly known as Ringer Corporation. In July 1998, we changed the name of the company to Verdant Brands, Inc. and adopted the trading symbol of "VERD" for our common stock traded on The Nasdaq Stock Market. We were incorporated in the State of Minnesota in 1961.

     We develop, manufacture and market "environmentally sensitive" and "traditional" lawn and garden products for the consumer and commercial markets. We also operate full service dealerships that distribute pest control products to specialty agricultural growers and to turf and ornamental plant growers in the commercial market. Our product lines consist of proprietary and non-proprietary pest control products and, to a much lesser extent, fertilizers and grass seed products.

     Environmentally Sensitive Product Lines. We market a broad line of environmentally sensitive pest control and fertilizer products. Our environmentally sensitive pest control products are sold to the consumer market under the Safer(R), SureFire(R), ChemFree(R), Insectigone(R) and Blocker(R) brands and to the commercial market under the CheckMate(R) and BioLure(R) brands. Our environmentally sensitive fertilizer products are sold to both consumer and commercial markets under the Ringer(R) brand.

     Our environmentally sensitive pest control products use various patented, proprietary and non-proprietary technologies to control insects, weeds and fungal diseases. To the extent possible, our environmentally sensitive products are designed to control unwanted pests without harming beneficial insect populations or leaving harmful residues on turf and garden plants. In developing these products, we use available premium performance technologies with the lowest environmental impact. These types of products are often referred to as "environmentally friendly" or "biorational" products.

     Some of our environmentally sensitive pest control products use botanical technologies based on fatty acid compounds and other naturally occurring plant extracts. Products using botanical technologies may use a single technology or technologies in combination. We hold patents on various botanical pesticide technologies that combine fatty acids as a synergist in combination with other botanical pesticides.

     Other products use biochemical compounds called pheromones which mimic the natural sexual attractant of insects. Phermones are used in various products to disrupt the natural mating process of harmful insect pests, primarily undesirable moths, to prevent the occurrence of unwanted larvae or worms that infest and damage edible fruit, nut and vegetable crops. Other environmentally sensitive products use mechanical technologies in combination with pheromones or other attractants. These pest control products are designed to attract and capture insect pests, such as Japanese beetles, wasps, hornets and moths.

     Our environmentally sensitive granular fertilizer products are proprietary and organically based. They use a unique and highly efficient delivery system based on natural soil microbes to control the release of nutrients to plants for extended and uniform feeding.

     Our environmentally sensitive products were developed internally or purchased through the acquisition of other companies. Microbial fertilizer products sold under the Ringer(R) brand name were all developed internally. A large portion of our botanical based pest control products were purchased in 1991 through the acquisition of Safer, Inc., a wholly-owned subsidiary. Since the acquisition of Safer, Inc., we have continued to add botanical based pest control technologies and products through internal development. The SureFire(R), ChemFree(R), Blocker(R), CheckMate(R), Insectigone(R) and BioLure(R) brands of pest control products were purchased in December 1998 through the acquisition of Consep, Inc., now a wholly-owned subsidiary of Verdant.

     Traditional Pest Control Product Lines. We sell a broad line of traditional pest control products to the consumer market using the Dexol(R) brand. We also sell various private label brands, including Black Leaf(R) which we began licensing as a controlled label brand in October 1999. We sell these products to the commercial market using the AllPro(R) brand. Our traditional pest control technologies are based on non-proprietary, synthetic chemical formulations which are common to the consumer and commercial pest control industries. These traditional pest control products include various forms of chemical insecticides, herbicides, fungicides and rodenticides. The active ingredients in these products are obtained primarily from large national and international chemical companies who supply chemicals to formulators of pest control products for the agricultural, horticultural and lawn and garden markets. We acquired our Dexol(R) branded pest control products in March 1997 through the acquisition of substantially all the assets of Dexol Industries, Inc. We acquired our Black Leaf(R) and AllPro(R) branded pest control products in December 1997 through the acquisition of Southern Resources, Inc., now a wholly-owned subsidiary of the Company.

     Our business was founded upon environmentally sensitive technologies and products which remain a very important part of product offerings. However, acquiring traditional pest control product lines has provided us greater financial and strategic opportunities. Acquiring traditional pest control product lines has dramatically increased the size of our business. This in turn has given us opportunities to develop synergies by combining operations and by leveraging relationships with customers and suppliers. In addition, we now have access to larger geographic and functional markets. What is more, adding our own traditional pesticide lines allows us to develop and market "hybrid" pest control products which combine traditional chemical pesticides with organically based compounds. These "hybrid" products, based on our patented technology, can result in reduced overall environmental toxicity and faster acting pest control performance. We believe there is a significant opportunity to market such "hybrid" pest control products using the well established brand names which we obtained with the acquisitions of our traditional pest control product lines.

     Acquisitions. We have completed acquisitions that have greatly expanded the size and nature of our business. These acquisitions are described below.

     Dexol Industries, Inc. In March 1997, we acquired substantially all of the assets of Dexol Industries, Inc. ("Dexol"), a California based manufacturer and marketer of pesticides to the consumer market with annual sales of approximately $10 million. The pesticide products acquired from Dexol use non-proprietary, traditional chemical technology commonly available in the lawn and garden industry. The acquisition was accounted for using the purchase method of accounting.

     Southern Resources, Inc. In December 1997, we completed a merger with Southern Resources, Inc. ("SRI"), previously a privately held, Georgia based company with annual sales of approximately $25 million. SRI manufactured and marketed traditional pesticides through its subsidiary, SureCo, Inc., under a variety of proprietary and private label brand names to consumer and commercial markets throughout North America. The merger was accounted for using the purchase method of accounting.

     Consep, Inc. In December 1998, we completed a merger with Consep, Inc. ("Consep"), previously a publicly held company based in Bend, Oregon with annual sales of approximately $38 million. Consep develops, manufactures and markets biochemical pest control products and, through its subsidiaries, distributes its biochemical pest control products as well as traditional chemical pest control products to growers of fruits, nuts and vegetables. The merger was accounted for using the purchase method of accounting.

     Business Segments. We conduct our business in three major market segments. These segments consist of the consumer products segment, the commercial products segment and the commercial dealer segment. Each business segment is more fully described below.

     Consumer Products Segment. The products we sell to the consumer products segment are environmentally sensitive pest control products and fertilizers sold under the Safer(R), SureFire(R), ChemFree(R), Blocker(R), Insectigone(R) and Ringer(R) brands, and traditional pest control products sold under the Dexol(R) and various private label brands, including Black Leaf(R). Sales of consumer products were approximately $36.3 million in 1999 and $37.7 million in 1998.

     Markets. We sell consumer products in the United States through a variety of retail distribution channels in all fifty states. These distribution channels include retail mass merchants, hardware co-operatives, catalog operators and lawn and garden wholesale distributors who resell our products to retail garden centers, nurseries, hardware stores and home centers. Some significant retailers selling our products include The Home Depot, Wal-Mart, Lowes, Target, Tru-Serve, Menards and Frank's Nursery & Crafts.

     Sales and Marketing. Our retail sales function in the United States is managed from our main office in Bloomington, Minnesota, by a vice president and general manager of the consumer products division. The vice president oversees five regional sales managers, located in Maryland, Georgia, Washington, Minnesota and California, and one national accounts sales manager, located in Minnesota. We use a combination of direct sales personnel and independent manufacturers' representatives to market our products. Our direct sales personnel, and the independent manufacturers' representatives who report to them, are assigned territories that cover all fifty states. In addition, we use sales and merchandising personnel, contracted through our manufacturing representatives, direct wholesalers and other merchandising service organizations, to contact and service some of the large retail outlets that sell our products.

     Most of our marketing and distribution activities are concentrated in the United States and Canada. However, a level of international overseas business has been maintained for a number of years. We currently sell some pest control products to a small number of foreign formulators and distributors. Over the past ten years, we have sold products to customers in Germany, Switzerland and other European markets.

     Consumer segment sales to international consumers are managed by Safer, Ltd., our subsidiary in Toronto, Ontario, Canada. Safer, Ltd. maintains its own sales and marketing organization, its own product development operation and most of its own sources of supply and production. Although there may be future international growth opportunities, our primary market area is in the United States and Canada. This area will be the main focus of our marketing efforts for the foreseeable future.

     Competition. We face significant competition in the consumer pest control and fertilizer markets from numerous competitors. Several of these competitors dominate various markets and have substantially greater financial, technical, marketing and other resources than ours. We believe there are three categories of competitors in the consumer pest control market. Those categories of competitors are traditional pesticide companies, companies with existing biorational pest control products and companies developing new biorational pest control products.

     Our principal competitors in the consumer pest control market are Scotts Miracle Gro (Ortho(R) brand), United Industries (Spectracide(R) brand) and various regional and niche product competitors. The competitors compete against both our environmentally sensitive pest control product line and our traditional pest control product line. There are large traditional pesticide companies in addition to various small biotechnology companies that are conducting research in biorational pest control technologies. These companies could represent significant competition in the future.

     Our principal competitor in the consumer fertilizer market is Scotts Miracle Gro. Other significant competitors include Lebanon (Greenview(R) brand) and Milwaukee Sewer Improvement District (Milorganite(R) brand). In addition to national competitors, many regional and local companies compete with us. Some of these companies incur lower freight costs and are therefore more price competitive in regional and local markets. We estimate that approximately 35% of the market share is held by smaller regional and local fertilizer manufacturers and marketers.

     Our products may also be subject to competition from products developed by companies using other technologies, such as plant science technology. Plant science technology includes the development of pest resistant plants by genetic engineering and other methods, which has the potential of significantly reducing the need for certain pest control products currently on the market.

     The principal competitive factors in our markets are product effectiveness, ease of application, price, toxicity to humans and the environment, and name recognition. Many of our environmentally sensitive products generally cost more than those of our competitors' traditional chemical pesticide counterparts. Therefore, we are generally not able to compete on price alone.

     To increase brand identity and sales, we use various forms of advertising and promotion to market our products. They primarily consist of cooperative advertising programs, point-of-purchase marketing materials and print advertising.

     Commercial Products Segment. The products we sell to the commercial markets are environmentally sensitive pest control products using the CheckMate(R) and BioLure(R) brands, and traditional pest control products using the AllPro(R) brand. Sales of products to the commercial market were approximately $12.3 million in 1999 and $9.3 million in 1998.

     Markets. Our commercial products segment is directed toward markets which exceed $1 billion in annual sales. These markets are the specialty agricultural market, the turf and ornamental market and the professional pest control applicators market. We believe there are many growth opportunities in these markets which include increased sales of our existing products, sales of future products which we develop or license from others, and the acquisition of additional product lines, though certain existing product lines may be phased out.

     Sales and Marketing. Our commercial products are marketed principally in the United States through commercial distributors and commercial dealerships. Commercial sales are managed out of Bend, Oregon by a vice president and general manager of the commercial products division who oversees a 13-person sales organization.

     Most of our sales to the specialty agricultural market are through full service agrichemical dealers and agricultural products distributors. We support the sales of our products by sponsoring grower meetings and educational programs directed toward groups and individuals influential in the specialty agriculture market, such as university pest management specialists and researchers, government agricultural personnel, and independent crop protection professionals. Agrichemical dealers have an added dimension that is especially helpful in marketing our products. That is, they employ crop protection professionals who consult directly with growers, research crop protection needs and recommend appropriate insect control programs. There is a trend toward increasing use of crop protection professionals, such as licensed pest control advisers ("PCAs"). This trend is most developed in California, where pesticides can only be applied to crops on the recommendation of a state licensed PCA. We believe this trend will help us further introduce and distribute our insect control products in the specialty agricultural market. Our growth strategy in this market is to help educate PCAs and growers about sound integrated pest management ("IPM") principles and to demonstrate how our products can be integrated into less toxic and more cost effective insect control programs. Our commercial sales organization employs nine persons who sell to this market.

     Sales to the turf and ornamental market are made primarily to distributors and dealers who sell pest control and fertilizer products to providers of lawn care services (such as Tru-Green Chemlawn), and to landscapers, park services, municipalities and golf courses. Sales to the professional pest control applicators market are made to distributors who resell products to professional pest control applicators (such as Orkin and Terminex). The commercial sales organization includes four persons who sell to the professional pest control applicator and turf and ornamental markets.

     Competition. The commercial pest control industry is highly competitive and is dominated by multinational chemical companies that have financial, technical and marketing resources substantially greater than ours. We generally compete with other providers of traditional pest control products on the basis of price, service and customer relationships. Because of the strength of competition, we expect some of our traditional pest control products to be phased out of the commercial market over time.

     Our biorational products account for only a small fraction of industry wide sales of pest control products. Biorational products generally require specialized insect control practices, such as timing and method of application which are different from those typically associated with traditional chemical products. As a result, in order for biorational products to successfully compete with chemicals, they must not only be cost competitive but must also provide other advantages over conventional pesticides. We believe that our biorational pest control products are generally cost competitive with traditional insecticides and, because they are non-toxic and leave no harmful residue in food, soil or groundwater, they provide sufficient advantages over traditional insecticides to compete effectively against such products.

     We believe that large chemical pesticide companies are developing new generations of chemical pesticides and new products based on biorational agents, which are less toxic to humans and the environment than current chemical pesticides. These large companies have directed marketing efforts primarily toward commodity crops, such as wheat, corn, cotton and soybeans, with products that do not compete directly against our own products. However, the successful development of new less-toxic chemical and biorational pesticides by these companies could lead to new products that compete directly against our products. In such a circumstance, there is no assurance that we would be able to compete effectively against such products.

     In addition to competition from the large chemical pesticide companies, we are aware of several smaller companies using biorational control agents, including pheromones, to produce alternative insect control products. We also believe other companies are currently developing biorational insect control products. We believe, however, that the pheromone controlled release systems used in our CheckMate(R) products is superior to technologies used in competing products. As a result, we believe that our pheromone products will remain competitive.

     We expect competition to intensify among companies promoting biorational pest control products as regulatory pressures on traditional pesticides increase and as technology advances are made and become more widely known and available.

     Commercial Dealer Segment. Through a wholly-owned subsidiary acquired with the acquisition of Consep, Inc. (see "Acquisitions. Consep, Inc. above"), we own and operate seven full-line commercial dealerships which offer products and services to the specialty agricultural market. Five of the commercial dealerships are located in the Central Valley of California and two in the Connecticut River Valley of Massachusetts. These dealerships sell products obtained from a variety of manufacturers, which include traditional pesticides, fertilizers, seeds and farm supplies, in addition to our own biorational pest control products. Revenues from our commercial dealership operations totaled approximately

$26.1 million in 1999. Revenues from our commercial dealerships in 1998 included sales for the month of December 1998 of $1.1 million.

     Our commercial dealerships employ a total of 21 licensed Pest Control Advisors ("PCAs"), who contact growers directly to market products and services. These professionals evaluate emerging pest problems and provide growers with recommended pest control solutions using the most appropriate products available in the industry. Recommended products are generally provided for sale to the grower through our full service dealerships. In the process of recommending pest control solutions, the PCAs educate growers about sound integrated pest management practices and introduce our CheckMate(R) and BioLure(R) products, where appropriate, as part of an effective pest control program. In addition to being a valuable sales resource, the crop protection professionals are also a valuable source of information about new product needs, performance of products in the field and the competitive position of products in use.

     The commercial dealer market is very competitive. We compete against several commercial dealers and distributors in our geographic markets, including large distributors, such as Wilbur-Ellis Company, Terra, United AgriProducts and Britz Chemical Company, all of which have greater financial and operating resources than our own. Other competitors include smaller independent dealers and distributors, some of which have lower fixed overhead costs and operating expenses compared to ours. Our competitive strategy is to provide quality customer service, to build strong direct grower relationships and to employ experienced and proven PCAs . We believe this strategy will allow us to compete successfully, however, our ability to maintain or grow our commercial dealer business in this highly competitive market is uncertain.

     Products. Our major product categories are environmentally sensitive pest control products, traditional pesticides, and microbial fertilizers.

     Environmentally Sensitive Pest Control Products. We sell our environmentally sensitive pest control products under the Safer(R), SureFire(R), ChemFree(R), Blocker(R), Insectigone(R), CheckMate(R) and BioLure(R) brand names.

     The Safer(R) branded line of pest control products use naturally occurring microbes, botanical derivatives, and synthesized versions of natural botanical derivatives as active ingredients. The active ingredients, used alone or in combinations, are formulated to control specific insects, weeds and fungal diseases. Active ingredients include fatty acids, pyrethrum (a derivative of a certain chrysanthemum flower), pyrethroids (synthetic variations of pyrethrum), neem (a derivative of the tropical neem tree), bacterium strains that are toxic to certain specific insects, and elemental sulfur. The Safer(R) branded environmentally sensitive pest control products biodegrade more rapidly and have a lower mammalian toxicity rating than most traditional pesticides.

     The SureFire(R),ChemFree(R) and Insectigone(R) branded pest control products consist of a broad line of consumer products used to trap or otherwise control pests in homes, lawns and gardens. Most of the SureFire(R),ChemFree(R) and Insectigone(R) branded pest control products use our proprietary technologies, which include the use of controlled release attractants to lure insects into traps and the use of patented baits and powdered diatomaceous earth which kill crawling insects upon contact.

     The Blocker(R) branded pest control products consists of a line of DEET-free insect repellants which repel mosquitos and other insects using natural oils. We purchase these insect repellants from a third-party owner and manufacturer of this technology who has granted us exclusive rights to sell these products in the United States, Canada and Mexico, subject to certain performance requirements.

     The CheckMate(R) branded pest control products are used to suppress population levels of undesirable insects by disrupting their mating cycles. CheckMate(R) products employ pheromones in either micro porous or micro capsule beads. These products are applied to crops by aerial or ground spray equipment or are dispensed by membrane based reservoir packets that are attached by hand to the branches or stems of plants in crops to be protected.

     The BioLure(R) branded products are insect monitoring and trapping products for the commercial agriculture market. Insect monitoring products typically consist of a trap and a lure loaded with either pheromones or food bait to attract the target insect species. Growers of fruits, nuts and vegetables use monitoring products in systematic monitoring programs to identify pests as they emerge, to pinpoint infestation locations, to estimate levels of infestation, and to project potential crop damage. The information gathered during monitoring programs assists the grower and professional pest control advisor in determining the correct pest control products to use, the best time to apply the products, and the post-application effectiveness of the pest control products used.

     Most of our monitoring and trapping products use a pheromone based lure contained within a controlled release membrane reservoir. The controlled release membrane technology dispenses active ingredients uniformly over a longer period of time compared to competitors' products. Our other monitoring and trapping products which do not incorporate a pheromone lure use food bait or a color spectrum as the attractant. We currently offer trapping and monitoring products for over twenty-five species of insects.

     Traditional Pest Control Products. We first acquired our line of traditional pesticide products in March 1997 with the purchase of substantially all of the assets of Dexol Industries, Inc. This line was expanded in December 1997 with our merger with Southern Resources, Inc. See "Acquisitions. Dexol Industries, Inc." and "Acquisitions. Southern Resources, Inc." above.

     We sell traditional pest control products to the consumer market using our Dexol(R) brand name and various private label brands including Black Leaf(R). We sell our AllPro(R) brand of traditional pest control products to the commercial market. Our traditional pest control technologies are based on non-proprietary, synthetic chemical pesticides, which are common to the consumer lawn and garden and commercial industries. These chemicals include various forms of insecticides, herbicides, fungicides and rodenticides. The active ingredients in these pest control products are obtained primarily from large national and international chemical companies who supply active ingredients to formulators of products for the agricultural, horticultural and lawn and garden markets.

     Microbial Fertilizers. We sell our microbial fertilizers to consumers using the Ringer(R) brand and the Lawn Restore(R) and Supreme Gardens(R) subbrands. We also sell microbial fertilizers to the commercial turf care and commercial ornamental plant growers markets using the Ringer(R) brand name. They are environmentally sensitive products based on organic, granular formulations using proprietary microbial delivery systems that control the release of nutrients for extended and uniform plant feeding.

     Distribution and Transportation. We distribute our products primarily through common carrier transportation, leased warehouse facilities and public warehouse services. Distribution and freight costs are a significant part of our operating expenses. Our products are relatively heavy and bulky and require substantial warehouse space to store and high freight costs to ship. Freight costs are especially high when we ship products in small quantities over long distances, which can be a frequent occurrence during the spring and summer seasons. We spent approximately $5.9 million in 1999 and $ 4.9 million in 1998 on product distribution, transportation and warehousing costs.

     Government Regulation. The pest control industry is heavily regulated worldwide. In the United States, the pest control industry is regulated by the Environmental Protection Agency ("EPA") and the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Pest control products are also subject to state and foreign regulations. Some states, such as California, have their own extensive registration requirements, as do certain foreign governments. Both Federal and State regulations require pest control products to be registered before they can be marketed or used. To be registered, a new product must be shown to be safe and effective. This is accomplished through extensive testing programs designed to determine a product's efficacy, toxicology and environmental impact. Regulations and laws that govern pest control product registration change from time to time. The current trend is toward increasing regulations and greater restrictions on registration. For example, proposed regulations in the Food Quality Protection Act ("FQPA") could place stricter rules on the sale and use of pest control products, especially traditional chemistries such as organophosphates and carbamates.

     Efficacy studies usually require outdoor field testing, which is time consuming and expensive. Unfavorable weather conditions during field tests may require that testing programs be extended into subsequent growing seasons, resulting in delays in the product registration process. In addition, failure to receive regulatory approval prior to the growing season could delay market introduction of a new product by up to a year or more. Such delays in new product development and registration would have a material adverse effect on our results of operations.

     A traditional chemical pesticide must undergo extensive toxicology tests to substantiate a product's safety before it can be registered with the EPA. Testing is further expanded for a commercial chemical pesticide, because the pesticide must be registered for each insect it is intended to control and for each crop on which it will be used. Initial EPA registration for a new chemical pesticide can take seven years or longer, and can cost $15 million or more. In contrast to traditional chemical pesticides, biorational pest control products have fewer regulatory requirements before commercial use is permitted. For example, substantially fewer toxicity studies are required for biorational insect control products than for traditional chemical insecticides. Due to such differences, registration of a biorational insect control product costs much less and takes less time to complete than registration of a traditional chemical pesticide.

     Regulations governing biorational pesticide registration are subject to change. Consequently, the advantages of registering biorational pesticides may not continue. The EPA could impose further requirements on the registration of biorational insect control products which could increase the cost and time necessary for registration, or could require further testing and review of previously registered products. Furthermore, even without any such additional regulatory requirements, the process of obtaining regulatory approvals can be a time consuming, costly, and complex process with frequent unpredictable delays. For these reasons, the completion or timing of a registration approval can not be predicted with any degree of certainty.

     Government regulations have been enacted in recent years to encourage the development and introduction of non-toxic alternatives to traditional insecticides, including the streamlined registration of alternative pest control products under the EPA's "Safer Pesticide Policy." In September 1993, the EPA, the Food and Drug Administration ("FDA"), and the United States Department of Agriculture ("USDA") released a joint summary of the principles guiding their legislative and regulatory agenda. The principles include (i) a firm commitment to reducing risks to people and the environment that may be associated with toxic pesticides while ensuring the availability of cost-effective pest management techniques; (ii) recognition of the need to work with growers to develop and implement improved means of pest control, reduce use of higher-risk toxic pesticides and promote greater use of integrated pest management techniques; and (iii) implementation of regulatory reforms and incentives for the development of pesticides that will eliminate or reduce health and environmental risks. Further, in 1994, the EPA established its Biopesticides and Pollution Prevention Division for the purpose of reviewing and approving registration of safer, less-toxic alternatives to conventional pesticides. Such product reviews and registrations are performed by a staff dedicated to this new division and are generally completed over a shorter time period and at less expense than with conventional insecticides. In addition, in 1996, Congress passed the Food Quality Protection Act ("FQPA") which requires the EPA to perform a new type of risk assessment for the total exposure from pesticides. Because of these actions by the government and the relative cost and timing advantages associated with registering biorational products, we believe biorational products have significant advantages in the commercial agriculture insect control market. Field testing, manufacture and sale of our products outside the United States may be subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the United States.

     Some states have laws imposing liability on certain parties for the release of pesticides and/or fertilizers into the environment in a manner or in concentrations not permitted by law. Such liability could include, among other things, responsibility for cleaning up the damage resulting from such a release. In addition, the Comprehensive Environment Response, Compensation and Liability Act, commonly known as the federal Superfund law, imposes liability on certain parties for the release into the environment of hazardous substances. This would include our fertilizers and pesticides under certain circumstances. The federal Superfund law has been interpreted to impose liability on a producer of pesticides for cleaning up environmental damage resulting from the release of its products into the environment during their manufacture. We have not been subject to any claims for responsibility relating to impermissible releases of pesticides under such federal or state statutes. However, there can be no assurance that we will not be subject to claims under such statutes at some time in the future.

     Patents, Proprietary Rights and Technologies. We use both proprietary and non-proprietary technologies in our products. Non-proprietary technologies are used in traditional pesticide products sold under the Dexol(R), Black Leaf(R), AllPro(R) and various private label brands. Proprietary technologies are used in many of our environmentally sensitive pest control products and microbial fertilizers. We protect our proprietary product technologies through a variety of means including patents, licenses, trade secrets, proprietary know-how and technological innovation. We also obtain confidentiality agreements from our employees, scientific consultants and potential strategic corporate partners prior to disclosing any trade secrets and know-how. More detailed descriptions of our patents, proprietary rights and technologies follow.

     Patents. As of December 31, 1999, we owned 54 patents, including 28 U.S. patents, and licensed two patents, which expire at various times during the years from 2006 through 2012. All of our owned patents are for technologies used in our environmentally sensitive and "hybrid" pest control products. Although we may own or license patents, there is no assurance that patents will provide sufficient protection for proprietary technologies, or that we will ever gain any commercial benefit from patented technology.

     Proprietary Rights. Proprietary protection of our products is important to our business. In addition to our patents, we rely on trade secrets, un-patented know-how and continuing technological innovation to develop and maintain our competitive position.

     Much of our technology and many of our processes are dependent upon the knowledge, experience and skills of certain scientific and technical personnel. To protect our proprietary information and technology, we require key employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of confidential information to persons unaffiliated with the Company. These agreements also require disclosure and assignment to the Company of any ideas, developments, discoveries and inventions made by such persons.

     Technology Licensed from Bend Research, Inc. We are currently licensing proprietary technology owned by Bend Research, Inc. ("BRI") relating to the membrane based reservoir system, micro porous bead system and dispersed (flowable) micro capsule system technologies used in our pheromone based products. The license agreement gives us world wide rights to use BRI patents, patent applications, trade secrets and un-patented know-how in the development, manufacture and sale of products related to our current business in the agriculture market. The membrane based reservoir system technology used in many of our CheckMate(R), BioLure(R) and SureFire(R) products is the subject of a United States patent owned by BRI expiring in 2002. The micro porous bead system technology used in some of our existing and development stage CheckMate(R) products is the subject of a pending United States patent application owned by BRI. The dispersed (flowable) micro capsule system technology used in some of our existing and development stage CheckMate(R) products is not patented in any country.

     The BRI license agreement provides for no royalty payments on certain of our existing controlled-release products, and for royalty payments of from 2.5% to 5.0% of direct gross margin, as defined, on certain other existing products and certain future products developed using BRI technology. The license agreement expires the later of either 2012 or upon the expiration of the last patent licensed by the Company under the agreement. The license agreement may be terminated by a sixty-day written notice. If the license agreement is terminated for any reason, we would retain rights to the use of all BRI technologies in any of our products that were existing or in development at the time of termination.

     Technologies. We believe there are significant opportunities to promote sales growth in our biorational pest control products that use pheromone and fatty acid based technologies.

     Pheromone Technologies. Our principal commercial agricultural products combine proprietary controlled release delivery systems with synthesized pheromones to provide effective biorational pest control. We have devoted considerable resources to investigating the chemical makeup of pheromones, their reaction with our delivery systems and their behavior in a variety of environmental conditions.

     Pheromones are natural compounds produced by insects, which when released and detected by other insects of the same species, will elicit a specific response. According to scientific literature, over 1,600 insect pheromones have been identified and additional insect pheromones continue to be discovered. We have focused our product development efforts on one class of pheromones, sex pheromones. Sex pheromones in insects are usually produced by females in order to attract males and to elicit mating behavior. Male insects locate females for mating purposes by using sensors on their antennae to follow the pheromone trail emitted by the female.

     These compounds can be used to control specific insect populations by disrupting normal mating cycles. This can be done by the planned release of these pheromones in a manner that overwhelms the male insects and renders them unable to locate females. This system of control, called "mating disruption," produces a substantial population drop of the target insect. The crop is thereby protected from feeding larvae, which are the primary source of crop damage.

     The effectiveness and profitability of insect trapping or mating disruption products is dependant upon the ability to store and protect pheromones in the product packaging and to release pheromones at the optimum rate. Most pheromones are highly unstable compounds which break down quickly when exposed to normal environmental conditions. The proprietary controlled release systems used in our products protect the pheromones from the environment and maximize their useful life. These devices are designed to release pheromones at a planned rate over periods ranging from a few weeks to a few months, depending on the targeted pest and crop. The controlled release technologies used in our products include membrane based reservoirs, micro porous beads and dispersed (flowable) micro capsules.

     Membrane Based Reservoir System. The patented, membrane based reservoir system used in some of our products consists of a reservoir containing the active ingredient, a rate controlling membrane through which the active ingredient diffuses and a protective impermeable backing. By varying the surface area, membrane thickness and type of membrane materials, we are able to adapt this technology to a variety of applications. Membrane based reservoir systems are used in the CheckMate(R) and BioLure(R) product lines and in certain products within the SureFire(R) product line.

     Micro porous Bead System. A micro porous bead is a miniature polymer pellet with an internal pore structure encased in an external controlled release structure. The internal pore structure is permeated with micro pores designed to effectively store or hold a maximum amount of liquid active ingredients. The external controlled release structure is an outer membrane that is engineered to control the rate of dispersion of the active ingredients stored inside. The micro porous nature of the bead's internal structure permits the bead to carry more active ingredients than other micro-encapsulation methods, with up to 80% of the bead weight consisting of biorational agents. By comparison, only 5% to 30% of the weight of conventional micro-encapsulated systems is represented by biorational agents. The micro porous beads are compatible with a wide range of active ingredients and can be readily mixed with water and applied by ground or aerial spray equipment. By controlling the size of the beads and their micro porous structure, optimum rates of release can be achieved. Micro porous bead systems are used in current and development stage CheckMate(R) products.

     Dispersed (Flowable) Micro capsule System. A dispersed (flowable) micro capsule system is a method of encapsulating biorational agents by polymerizing a protective capsule wall around colloidal size particles of the active agent. The release rate of the active agent is adjusted by controlling the size of the micro capsule and the amount of polymer cross linking in the capsule wall. Dispersed (flowable) micro capsule systems are used in certain current and development stage CheckMate(R) products.

     Fatty Acid Based Pest Control Technologies. We own and license patents covering a variety of fatty acid pest control technologies, including fatty acid only technologies and "hybrid" technologies which combine fatty acid with biorational and traditional pesticides.

     Fatty acids are a form of natural soap derived from various species of plants. They work in pesticides and herbicides by opening the pores in the outer tissues of certain insects and plants causing death by dehydration. They are environmentally friendly because they are generally non-toxic to mammals and degrade rapidly in the environment. Fatty acid technologies are used in our Safer(R) branded insect killer products for soft-bodied insects and in our Safer(R) branded non-selective weed killers.

     Fatty acid technologies are also used in combination with other pesticides or herbicides. These combined "hybrid" formulations use fatty acids as a synergist to open the pores or cuticle of the insect or plant allowing the biorational or traditional pesticide or herbicide component of the formulations to enter the insect or plant more rapidly and efficiently. These combined "hybrid" formulations are generally faster acting and require less active ingredients for effective control. Also, "hybrid" formulations with traditional chemical pesticides are less toxic to the environment compared to the traditional pesticides alone. We own or license various patents for the formulation of fatty acids with biorational pesticides and traditional synthetic chemical pesticides. We actively market a patented, environmentally sensitive insecticide which is a combination of fatty acids and pyrethrum, a natural insecticide extracted from chrysanthemum flowers. In addition, we have licensed one of these "hybrid" technologies to a major chemical company for use in its Roundup(R) branded non-selective weed and grass killer, a leading herbicide, for the consumer market in the United States, Australia and Canada.

     Product Registrations and Development. The pest control industry is highly regulated by various federal and state agencies. Many of the Company's products must be registered annually with such agencies. The Company's product registration costs were $1,639,402 in 1999 and $1,313,365 in 1998.

     We invest in ongoing product development efforts which may fluctuate significantly from year to year. These efforts are directed toward enhancing existing products and developing new products using available technologies. We are currently developing products that use our patented "hybrid" pesticide and herbicide technologies which use fatty acids as a synergist in combination with traditional synthetic chemicals. We believe these "hybrid" products can be developed as a more effective and environmentally friendly alternative to traditional chemical products. The synergistic properties of fatty acids in these formulations allow the use of much smaller amounts of traditional chemical active ingredients to accomplish the same level of control compared to using the traditional chemical alone. We are also actively conducting research and development on our pheromone based technologies. We believe that additional investment in new product development will continue to be necessary to remain competitive in the biorational pest control market.

     We develop and test products by using internal professional and technical employees and by contracting with external resources, including unaffiliated universities and government researchers. Our expenditures on product development activities totaled $671,593 in 1999 and $743,711 in 1998.

     Manufacturing. We manufacture our pheromone based products at our own facility in Bend, Oregon, which was acquired in December 1998 in the merger with Consep, Inc., a wholly-owned subsidiary. (See "Acquisitions. Consep, Inc." above). These products use our membrane based reservoir dispensers, micro porous beads and dispersed (flowable) micro capsules products. Manufacturing these products requires specialized equipment, highly technical processes and proprietary know-how, which can be controlled most effectively through the use of our own manufacturing facility. Our other products are typical commodity type products that require no unusual equipment or know-how to produce. Because of this, we currently use outside subcontractors to manufacture our non-pheromone related products. The use of subcontract manufacturers allows us to better control production costs and manage our highly seasonal production needs. Most of our subcontract manufacturing is done at HPI, Inc. ("HPI"), located in St. Joseph, Missouri.

     In 1999, we ceased manufacturing operations at our Ft. Valley, Georgia, and Torrance, California facilities and transferred manufacturing activities to HPI and other subcontract manufacturers. The Ft. Valley, Georgia facility was acquired in December 1997 in the merger with Southern Resources, Inc., our wholly-owned subsidiary. (See "Acquisitions. Southern Resources, Inc." above.) The Torrance, California, facility was acquired in March 1997 with the purchase of substantially all of the assets of Dexol Industries. (See "Acquisitions. Dexol Industries, Inc." above.)

     We believe that there is sufficient manufacturing capacity available through various subcontractors to satisfy our production needs for the foreseeable future. Products for Canada and overseas markets are manufactured by subcontractors in Canada, Europe and the United States. We believe that adequate alternative subcontractors are available, if needed.

     Except for the natural pesticide pyrethrum, our products use raw materials that are readily available and in plentiful supply. However, some of our products use pyrethrum which is, at times, available only in controlled amounts. Pyrethrum is a natural extract from certain species of chrysanthemum flowers grown in limited climatic regions of the world. Occasionally pyrethrum production is limited and only available in allocated quantities. This occurred at times in 1999, which created some production delays and lost sales on a limited number of products. To limit the affect of future shortages, we converted some pyrethrum based products to the use of synthetic pyrethroids, which are man-made variations of the natural insecticide pyrethrum. Pyrethroids are readily available and in plentiful supply, although generally more expensive than pyrethrum. With these changes, we do not anticipate any shortages of raw materials in the foreseeable future which would materially affect the supply of finished goods, although price fluctuations may affect total product costs.

     Employees. As of December 31, 1999, we had a total of 185 full-time and 3 part-time employees located in the U.S. and Canada. Of these employees, 26 were engaged in manufacturing, 21 were employed as Pest Control Advisers, 14 were engaged in product registration and development, 35 were engaged in sales and marketing, 45 were engaged in distribution and material control and 47 were in general administration. We believe that there is a sufficient number of qualified persons available to meet any employee staffing needs that may develop. None of our employees are covered by collective bargaining agreements. In addition, we have experienced no work stoppages and believe that our employee relations are good.

     Seasonality. Our business is very seasonal. Most of our sales occur during the seven month period from December through June. This seasonality in driven by the growing season in the Northern Hemisphere and the consumer home, lawn and garden buying season.

     Variations in the weather during the growing season can have a material influence on crop production, and environmental conditions affecting the emergence of insect or weed pests. This in turn affects the demand for our products. For instance, many of our commercial products, and the products sold by our commercial dealers, are dependent upon the emergence of certain pests in the crops they are designed to protect. The occurrence of weather patterns unfavorable to the emergence of these pests could have a material adverse impact on our results of operations. Similarly, unfavorable weather patterns can reduce demand in the consumer market.


Item 2. DESCRIPTION OF PROPERTY.

     We lease approximately 11,000 square feet of office facilities located in Bloomington, Minnesota, as our corporate headquarters. We also lease approximately 130,000 square feet of warehouse space in St. Joseph, Missouri, as our primary distribution facility. Our headquarters office lease and our distribution warehouse lease expire in January 2002 and October 2003, respectively. We also lease approximately 13,600 square feet of office and warehouse space in a suburb of Toronto, Canada, for the operations of our wholly-owned subsidiary, Safer, Ltd., which expires in 2000. We believe these leases can be renewed or new leases obtained on reasonable terms.

     In addition, our wholly-owned subsidiary, Southern Resources, Inc., through its wholly-owned subsidiaries, owns a 100,000 square feet production, distribution and office facility in Fort Valley, Georgia. This facility is largely inactive and is being prepared for future sale.

     Consep, Inc., our wholly-owned subsidiary in Bend, Oregon, owns a 28,800 square foot facility which is used for administrative and sales offices and for research and development and manufacturing operations. Consep, through certain of its commercial dealer subsidiaries, also owns office and warehousing facilities for its agrichemical dealer operations in Sacramento, Fresno and Patterson, California. Consep's commercial dealer operations also lease, on a month-to-month basis, sales and distribution facilities in Livingston and Escalon, California and in Worcester and Chicopee, Massachusetts. We believe that replacement facilities are readily available should the Company need them. We also believe our properties are adequately covered by insurance.

     We believe that our existing facilities will be adequate to serve our needs at least through the year 2000. Facility lease costs were approximately $815,000 in 1999 and $644,000 in 1998.


Item 3.  LEGAL PROCEEDINGS.

     Subsidiaries of Southern Resources, Inc., our wholly-owned subsidiary, are parties to a governmental action and to other legal proceedings in Superior Court of Fulton County, Georgia, brought by or on behalf of property owners in the area of the subsidiaries' Fort Valley, Georgia former manufacturing site. These actions and proceedings relate to environmental contamination discovered on or near the site. We believe that the contamination occurred prior to the purchase of the plant site by SRI's subsidiaries from an unaffiliated predecessor owner. The former owner has been cooperating with governmental authorities and has begun remedial cleanup activities on the site. We are unable at this time to determine whether the governmental and legal actions relating to the property will result in a material loss to SRI or Verdant. We are party to other legal proceedings, which we believe to be individually and collectively immaterial to our business.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to shareholders for a vote during the three month period ended December 31, 1999.

                                     Part II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock trades on The Nasdaq Stock Market under the symbol "VERD". The following table shows the high and low sales prices for our common stock for the years ended December 31, 1998 and 1999. Stock prices have been restated to show the effect of the Company's one-for-five reverse stock split on August 24, 1999.


                             Quarterly Stock Prices
                               For the Years Ended
                           December 31, 1998 and 1999

                                                              Sale Prices
                                                          -------------------
                                                           High         Low
                                                          -------      ------
Quarter of Calendar 1998:
     First......................................          $10.625      $6.250
     Second.....................................          $14.688      $8.750
     Third .....................................          $12.50       $5.313
     Fourth.....................................          $8.438       $5.000

Quarter of Calendar 1999:
     First......................................          $6.875       $4.375
     Second.....................................          $5.938       $3.594
     Third .....................................          $5.000       $2.250
     Fourth.....................................          $4.000       $1.500


Holders.

     As of March 17, 2000, there were 325 holders of record of the Company's common stock, and the Company estimates there were approximately 3,311 beneficial holders at such date.


Dividends.

     The Company has not paid or declared any cash dividends in the past five years and has no intention of issuing dividends in the foreseeable future.

Issuance of Securities

     On August 19, 1999, the Company issued 25,000 shares of common stock to a service provider in consideration of the cancellation of an account payable to the service provider in the amount of $100,000. The issuance was made in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition Activities

In December 1998, we completed a merger with Consep, Inc. ("Consep"), a publicly held Oregon-based company with annual consolidated sales of approximately $38 million. Consep develops, manufactures and markets biorational pest control products, and operates several commercial product sales and service dealerships. We sell Consep's products to commercial and consumer markets using a variety of proprietary brands names. The merger was accounted for using the purchase method of accounting.

Results of Operations

The following table shows, as a percentage of sales, selected information from our Consolidated Statements of Operations for the years ended December 31, 1999 and 1998.

                                                             Year Ended
                                                    --------------------------
                                                        1999            1998
                                                    -----------     ----------
Net sales.......................................          100.0%         100.0%
Cost of sales...................................           69.1           65.6
                                                    -----------     ----------
Gross margin....................................           30.9           34.4

Operating expenses:
  Distribution and warehousing..................            7.9           10.1
  Sales and marketing...........................           13.1           14.1
  General and administrative....................            8.0            6.6
  Product registration and development..........            3.1            4.3
  Impairment of intangibles.....................            8.5             --
  Amortization of intangibles...................            0.9            1.6
  Reorganization expense........................            1.1             --
                                                    -----------     ----------
         Total operating expenses                          42.6           36.7
                                                    -----------     ----------
Loss before other (expense) income..............          (11.7)          (2.3)
   Other (expense) .............................           (2.9)          (2.5)
                                                    -----------     ----------
Net loss........................................          (14.6)%         (4.8)%
                                                    ===========     ==========

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Sales

Net sales for the year ended December 31,1999 increased by $26,567,713 or 55.2% to $74,719,701 from $48,151,988 for the year ended December 31, 1998. The sales increase was due primarily to a $34.9 million increase in sales resulting from the Consep acquisition (see "Acquisition Activities" above), offset by a decrease in base-business sales of $8.3 million. The decrease in base-business sales in 1999 compared to 1998 was due in part to lost orders resulting from production and distribution delays during critical seasonal periods.

Gross Margin

Gross margin for the year ended December 31, 1999 increased by $6,490,034 or 39.1% to $23,076,508 from $16,586,474 for the year ended December 31, 1998.
Gross margin as a percent of sales decreased to 30.9% in 1999 compared to 34.4% in 1998. The decline in gross margin as a percent of sales was caused by the addition of Consep commercial and commercial dealer sales, which carry lower average gross margins compared to our other products.

Operating Expenses

Distribution and warehousing expenses increased $1,012,365 or 20.7% to $5,898,838 in 1999 compared to $4,886,473 in 1998 and decreased as a percentage of sales in 1999 to7.9% compared to 10.1% in fiscal 1998. The absolute dollar increase was due to the addition of the Consep, Inc. warehousing and distribution functions and to the additional direct distribution costs associated with increased sales. The decrease as a percentage of sales is the result of adding Consep's commercial dealer business in 1999 which has relatively low distribution costs.

Sales and marketing expenses increased $2,971,252 or 43.7% to $9,765,123 in 1999 compared to $6,793,871 in fiscal 1998 and decreased as a percentage of sales in 1999 to 13.1% compared to 14.1% in 1998. The increase in sales expenses in absolute dollars was due primarily to the addition of Consep sales organizations and the direct selling costs associated with Consep sales. The decrease as a percent of sales in 1998 compared to fiscal 1997 was due to cost reductions resulting from the consolidation of our sales organization with that of Consep and to a greater relative proportion of commercial sales which require relatively lower sales and marketing costs compared to retail sales. If twelve months of Consep's 1998 sales and marketing expenses are included in the comparison on a pro forma basis, the total expense declined approximately $2.7 million from 1998 to 1999.

General and administrative expenses increased $2,841,813 or 89.1% to $6,032,693 in 1999 compared to $3,190,880 in 1998 and increased as a percentage of sales in 1999 to 8.0% compared to 6.6% in 1998. The increase in absolute dollars and as a percentage of sales was primarily due to the addition of Consep offices and administrative functions and the addition of executive, management, accounting and administrative personnel.

Product registration and development expenses increased $253,920 or 12.3% to $2,310,996 in 1999 from $2,057,076 in 1998, primarily as a result of increased product registration and development costs added as a result of the Consep acquisition. Many of the Company's products must be registered each year with various government agencies. Product registration expenses included in this caption totaled $1,639,403 and $1,313,365, in 1999 and 1998, respectively. The remaining expenses are associated with product development activities.

In 1999, we recognized a permanent impairment in the value of the goodwill originally recorded in connection with the acquisition of Southern Resources, Inc. due to significantly reduced operations related to the acquired products. In connection with this impairment evaluation , as required by Statement of Financial Accounting Standards No. 121, we recorded a charge to operations of $6,360,887 to write-down the impaired goodwill to an amount equal to the net present value of estimated future cash flows. This charge to write down intangible assets is shown as Impairment of Intangible Assets in our 1999 statement of operations.

Normal amortization of intangible assets decreased $67,362 to $709,496 in 1999 compared to $776,858 in 1998. The decrease was due primarily to reduced intangible asset values resulting from the impairment adjustment referred to above.

We also recorded a one-time $788,284 charge in 1999 related to reorganization activities associated with the integration of our acquisitions and certain other personnel changes.

Other income and expense

Interest income increased $147,729 to $183,087 in 1999 from $35,358 in 1998 due primarily to interest income generated by finance charges imposed on seasonal dating terms associated with certain commercial accounts. Interest expense increased $1,026,258 or 79.4% to $2,319,501 in 1999 from $1,293,243 in 1998. The increase in interest expense was primarily due to increased line of credit borrowings required to finance operating losses and to interest incurred on long-term debt assumed in the Consep acquisition. Net royalty income decreased $30,086 or 43.6% to $38,915 in 1999 from $69,001 in 1998 due to decreased royalty income on sales to foreign licensees and increased royalty payments on technology licensed by Consep.

Income Taxes

Income tax benefits of net deferred tax assets have been offset by valuation allowances for the year ended December 31, 1999 and 1998, because it is uncertain that we could realized the benefits in future periods.

At December 31, 1999, we had approximately $65.8 million in combined U.S. net operating loss carryforwards for federal income tax purposes. These loss carryforwards expire between 2000 and 2017. Of the total, approximately $26.0 million, $2.9 million and $20.5 million are U.S. net operating loss carryforwards of Safer, Inc., Southern Resources, Inc., and Consep, Inc., respectively, the Company's wholly-owned subsidiaries. The remaining $16.4 million of net operating loss carryforwards relate to the parent company.

The use of the unexpired net operating loss carryforwards of Verdant Brands, Inc. and Safer, Inc. are limited to about $1.2 million in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from our acquisition of SRI and Consep during 1997 and 1998, respectively.

The use of the net operating losses of SRI are limited to approximately
$222,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the acquisition in December 1997. The use of the net operating losses of Consep, Inc. are limited to approximately $550,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from our merger with Consep, Inc. in December 1998. At December 31, 1999, the Company has approximately $469,000 net operating loss carryforwards in Canada which expire between 2001 and 2003.

Quarterly Performance

The following table summarizes quarterly results during the years ended December 31, 1999 and 1998. The table is intended to show the highly seasonal variations in our business and quarterly fluctuations in its sales and earnings or losses. This information is unaudited but contains all adjustments, consisting of normal recurring accruals, which we believe are necessary for a fair presentation.

                                                      1999                                        1998
                               --------------------------------------------  --------------------------------------------
                                                 (In thousands, except income (loss) per share data)
                                Dec 31     Sept 30     June 30     Mar 31      Dec 31      Sept 30     June 30    Mar 31
                               --------   ---------   ---------   ---------   ---------   ---------   --------   --------
Net sales                      $ 11,293   $  13,837   $  27,560   $  22,030   $   8,842   $   7,564   $ 15,887   $ 15,859
Gross margin                      3,487       3,369       8,641       7,579       3,022       1,868      6,030      5,666
Operating expenses               13,933       5,173       6,765       5,995       4,179       3,930      5,005      4,591
Income (loss) before
  other income
  (expense)                     (10,446)     (1,804)      1,876       1,584      (1,157)     (2,062)     1,025      1,075

Other income
  (expense)                        (500)       (654)       (592)       (365)       (357)       (258)      (321)      (265)
Net income (loss)              $(10,946)  $  (2,458)  $   1,284   $   1,219   $  (1,514)$    (2,320)$      704   $    810

Income (loss)per share
   - basic and diluted         $  (2.12)  $    (.48)  $     .25   $     .25   $    (.40)$      (.70)$      .20   $    .25

Shares used to calculate
 income (loss) per share-basic    5,153       5,134       5,183       5,183       3,802       3,341      3,338      3,338
Shares used to calculate
 income (loss) per share-diluted  5,153       5,134       5,187       5,183       3,802       3,341      3,388      3,360

Seasonal Factors Affecting Operations

Our operations and cash needs are highly seasonal. During November and December of each year, we solicit early orders and plan production, typically building our inventory of products through February of each year for shipment during the spring selling season. Most of the shipments for the peak retail season, and therefore most of the billings that result in revenue recognition and in receivables, occur in January through June of each year. Accordingly, we typically consume cash in operating activities during the first and second quarters of each year to finance increases in inventory, primarily during the first quarter, and increases in receivables, primarily during the first and second quarters.

Liquidity and Capital Resources

In the past, we have funded our long-term cash and working capital needs through public and private equity offerings, long-term secured and unsecured notes payable, a term loan and a significant portion of our revolving bank lines of credit. In addition, we rely on a revolving bank line of credit to fund our seasonal cash needs, primarily to fund seasonal increases in inventory and receivables. Because of our seasonal cash needs, our outstanding borrowings on our bank line are the greatest during January through June of each year.

In 1999, we secured a three-year $37,000,000 credit facility with GE Capital Services, that expires in July 2002, to replace a previous $25,000,000 facility from the same lender. The $37,000,000 includes a term loan of $2,000,000 due in varying quarterly installments through April 2002, and a revolving line of credit for up to $35,000,000. The credit facility funds working capital needs of the Company and its wholly-owned subsidiaries.

Borrowings under the GE Capital Services revolving line of credit are limited to an aggregate borrowing base of up to 85% of qualified accounts receivable and up to 65% of qualified inventory. At December 31, 1999, availability on the GE Capital Services line of credit was approximately $2.1 million. Outstanding borrowings at December 31,

1999 were $17,445,296, of which $11,375,000 is classified as long-term debt in our financial statements. Under the terms of the credit agreement, we are required to maintain certain financial ratios and other financial conditions. We were not in compliance with the interest coverage ratio and capital asset purchase limitation covenants for the quarter ended December 31, 1999, but were granted a waiver of non-compliance with those covenants by the lender.

At December 31, 1999, Sureco, a wholly owned subsidiary, was in default on a $1,139,336 note payable with B&I Lending due to noncompliance with covenants restricting change of use of the facility and equipment in Fort Valley, Georgia, reducing inventory and equipment at the facility, and requiring a minimum tangible net worth ratio. B&I Lending has agreed to waive noncompliance and to restructure the payments on the note pending approval by the U.S. Department of Agriculture, a guarantor on the note. Pending such approval, the full value of the note has been classified as a current liability.

During portions of 1998 and 1999, we experienced cash flow difficulties caused to a large extent by the unexpected cash demands of Southern Resources, Inc., a wholly-owned subsidiary. Parent company working capital issues also contributed significantly to cash flow problems due to slow collections on accounts receivable, excessive inventory levels, the seasonal nature of our business and continued operating losses. As a result, during these years, accounts payable were frequently extended beyond normal payment terms in order to minimize borrowings on the bank line of credit and to manage short-term cash flow. In July 1999, we renegotiated our credit facility and obtained a $2 million dollar term loan, which together provided some additional cash availability to lessen the cash flow pressures on the business. Even with this additional cash, cash flow pressures caused a negative impact on operations during the year. Cash continues to be tight though cash flow is improving. Accounts payable, however, continue to be extended beyond normal terms as part of managing cash flow. We continue to evaluate various forms of long-term financing to augment cash available through our line of credit though such financing may not be available at terms acceptable to the Company. We have taken steps to control our operating costs, principally by consolidating several functions, which we believe will enable us to improve operating results in 2000. If expected profitability is not achieved or additional financing is not obtained by the fourth quarter of 2000, the Company may need to reduce costs and adjust its operating expenses to assure adequate liquidity to fund operations through the end of 2000. These reductions, if necessary, may cause further negative effects on the results of operations. Management believes, however, that, either through improved profitability or additional financing, we will have adequate working capital to fund operations through 2000. In 1999, our maximum borrowings from our line of credit were $24,608,175 compared to maximum borrowings of $13,577,568 in 1998. This increase relates in part to the seasonal funding of the working capital needs of a larger operation due to the acquisition of Consep in late 1998.

Cash and cash equivalents decreased $1,661,574 to $122,226 at December 31, 1999 compared to $1,783,800 at December 31, 1998. The decrease resulted primarily from cash used in operating activities of $7,192,258 and cash used in investing activities of $436,343, offset by cash provided by financing activities of $5,973,646. Cash provided by financing activities came principally from borrowings under a term loan and under the Company's line of credit. Cash used in investing activities was primarily used to purchase property and equipment. Cash used by operating activities was used principally to fund increases in working capital and to fund the Company's operating loss.

There were no significant commitments for capital expenditures in 1999. Our line of credit agreement limits capital asset purchases to not more than $750,000 in 2000 and $1,000,000 in 2001 and thereafter.

Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from the change in values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management has not completed its review of the effect of the adoption of this standard.

Effects of Inflation

We believe that, during the periods discussed above, inflation has not had a material impact on the our business.

Forward Looking Information

The information contained in this Annual Report includes forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended including statements regarding our ability to fund future operations and obtain future financing and statements that relate to our ability to effectively compete and improve our performance. These forward-looking statements involve a number of risks and uncertainties, including demand from major customers, competition, changes in product or customer mix or revenues, changes in product costs and operating expenses, the availability of additional financing, unfavorable weather conditions, and other factors disclosed throughout this Annual Report and the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and uncertainties that may affect the Company's financial condition and results of operations.

                                   ----------

Item 7.   FINANCIAL STATEMENTS.

The following consolidated financial statements are included as a separate section following the signature page to this Form 10-KSB:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Independent Auditors' Report ...........................................   F - 2

Consolidated Balance Sheets as of December 31, 1999 and 1998............   F - 3

Consolidated Statements of Operations and Consolidated Statements
  of Comprehensive Income (Loss) for the years ended December 31, 1999
  and 1998..............................................................   F - 4

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1999 and 1998............................................   F - 5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998............................................   F - 6

Notes to Consolidated Financial Statements.......................F - 7 to F - 18


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III


Item 9.       SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     The information set forth under the heading "ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2000 (the "Proxy Statement") is hereby incorporated by reference.


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


Item 13.      EXHIBITS AND REPORTS ON FORM 8-K.

a. Listing of Exhibits

Exhibit
Number         Description
------         -----------

  2.1 Agreement for Purchase and Sale of Assets by and between the Company and Dexol Industries, Inc. (incorporated by reference to
               Exhibit 2.1 of the Company's Amended Current Report on Form 8-K/A filed on June 16, 1997, SEC File No. 0-18921).

  2.2 Amended and Restated Agreement and Plan of Merger by and between the Company and Souther Resources, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Amended Current Report on Form 8-K/A filed on February 19, 1998, SEC File No. 0-18921).

  2.3 Agreement and Plan of Merger, dated September 8, 1998, by and among Verdant Brands, Inc., Consep Acquisition, Inc. and Consep, Inc. (incorporated by reference to Appendix A to the Proxy Statement - Prospectus included in the Company's Amended Registration Statement on Form S- 4/A , dated October 26, 1998).

  3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-18, SEC File No. 33-36205-C).

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

* 10.3 Ringer Corporation 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)

* 10.4 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993, SEC File No. 0-18921).

* 10.5 Amendment No.1 to the Company's Stock Option Plan for Non-Employee Directors dated December 8, 1997 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB dated March 31, 1998, SEC File No. 0-18921).

* 10.6         Consep, Inc. 1992 Stock Incentive Plan.                        **

* 10.7         Consep, Inc. 1993 Stock Incentive Plan.                        **

* 10.8         Consep, Inc. 1997 Stock Incentive Plan.                        **

  10.9 Lease Agreement between the Company and 94th Street Associates, a Minnesota Partnership, dated August 15, 1996 (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, SEC File No. 0-18921.)

  10.10 Amendment to Lease Agreement between the Company and 94th Street Associates, a Minnesota Partnership, dated November 17, 1998 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31,1998, SEC File No. 0-18921).

  10.11        Lease Agreement between Verdant Brands, Inc. and L&A Development,
               LLC, dated December 1, 1999.                                   **

* 10.12        Employment Agreement between the Company and John F. Hetterick,
               dated December 1, 1999                                         **

* 10.13        Employment Agreement between the Company and Stanley
               Goldberg dated September 13, 1992 (incorporated by reference to
               Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, SEC File No. 0-18921).

* 10.14 Amendment of Employment Agreement between the Company and Stanley Goldberg, dated December 5, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

* 10.15        Termination and Consulting Agreement between the Company and
               Stanley Goldberg, dated December 6, 1999.                      **

* 10.16        Employment Agreement between the Company and Mark G.
               Eisenschenk, dated December 5, 1997 (incorporated by reference to
               Exhibit 10.7 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

* 10.17        Separation Agreement and General Release between the Company and
               Mark G. Eisenschenk, dated December 6, 1999.                   **

* 10.18 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997 (incorporated by reference to Exhibit 10.8 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

* 10.19 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997 (incorporated by reference to Exhibit 10.9 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

  10.20 Amended and Restated Credit Agreement between the Company and General Electric Capital Corporation dated July 14, 1999 (incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB for the three months ended June 30, 1999, SEC File No. 0-18921).

  10.21 Warrant to Purchase Common Stock in connection with the Amended and Restated Credit Agreement between the Company and General Electric Capital Corporation dated July 14, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the three months ended September 30, 1999, SEC File No. 0-18921).

  10.22 Cross-Licensing and Joint Licensing/Sale Agreement between the Company and Mycogen Corporation, dated May 31, 1994 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

  10.23 Patent License Agreement between the Company and Mycogen Corporation and Monsanto Company, dated June 29, 1994 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

  21.1         Subsidiaries of the Registrant                                 **

  23.1         Consent of Deloitte & Touche LLP                               **

  24.1         Power of Attorney                                              **

  27.1         Financial Data Schedule                                        **

     * Management contract or compensation plan or arrangement.
    ** Filed with this report.

     See Exhibit Index and Exhibits attached as a separate section of this report.


b.   Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Verdant Brands, Inc.

                                              By /s/ John F. Hetterick
                                                -------------------------
                                                 John F. Hetterick
                                                 President & CEO



Dated:   March 30, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                                 Title                                             Date
             ----                                 -----                                             ----
 /s/ John F. Hetterick              President, CEO and Director                                 March 30, 2000
--------------------------------    (principal executive officer)
John F. Hetterick


 /s/ Volker Oakey                   Executive Vice President, CFO and Director                  March 30, 2000
--------------------------------    (principal financial officer)
Volker Oakey


 /s/ Monica Jeffries                Vice President, Finance                                     March 30, 2000
-------------------------------     (principal accounting officer)
Monica Jeffries

Stanley Goldberg*                   Chairman and Director

Gordon F. Stofer *                  Director

Robert W. Fischer *                 Director

Donald E. Lovness *                 Director

Dr. Franklin Pass *                 Director

Frederick F. Yanni, Jr. *           Director

Richard Mayo *                      Director

John A. Hinds *                     Director

* /s/ John F. Hetterick             Attorney-in-fact                                            March 30, 2000
 ------------------------------
 John F. Hetterick

                       VERDANT BRANDS, INC. AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               Page
                                                                               ----
Independent Auditors' Report ............................................      F - 2

Consolidated Balance Sheets as of December 31, 1999 and 1998.............      F - 3

Consolidated Statements of Operations and Consolidated Statements
  of Comprehensive Income (Loss) for the years ended December 31, 1999
  and 1998...............................................................      F - 4

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1999 and 1998..............................................      F - 5

Consolidated Statements of Cash Flows for the years ended
 December 31, 1999 and 1998 .............................................      F - 6

Notes to Consolidated Financial Statements...............................  F - 7 to F - 18

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Verdant Brands, Inc.
Bloomington, Minnesota

We have audited the accompanying consolidated balance sheets of Verdant Brands, Inc. and subsidiaries as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verdant Brands, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 30, 2000

VERDANT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                             December 31,    December 31,
                                                                1999             1998
                                                            -------------   --------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                               $     122,226   $    1,783,800
    Trade accounts receivable, less allowance
       for doubtful accounts of $1,224,000, and
       1,327,000, respectively                                 14,512,761       10,838,483
    Inventories (Note 3)                                       19,124,200       18,522,875
    Prepaid expenses                                              801,063        1,813,184
                                                            -------------    -------------
       Total current assets                                    34,560,250       32,958,342

PROPERTY AND EQUIPMENT, net (Note 4)                            6,902,402        6,635,656

INTANGIBLE ASSETS, at cost, less accumulated
    amortization of $4,902,910 and
    $4,194,196, respectively (Note 1)                          10,307,793       19,123,838
OTHER ASSETS                                                      232,627          210,456
                                                            -------------    -------------
                                                              $52,003,072      $58,928,292
                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank line of credit                                     $   6,070,296   $    1,098,247
    Accounts payable                                           12,428,728       13,202,800
    Other accrued expenses                                      3,438,120        4,125,463
    Current portion of long-term debt                           3,006,338          652,511
                                                            -------------    -------------
       Total current liabilities                               24,943,482       19,079,021

LONG-TERM DEBT (Note 6)                                        14,965,950       16,958,227

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 8):
    Preferred stock, undesignated, $.01 par value,
       authorized 5,000,000 shares, no shares
        issued and outstanding
    Common stock, par value $.01 per share, authorized
       10,000,000 shares, issued and outstanding
       5,112,850, and 5,182,850,shares, respectively               51,129           51,829
    Additional paid-in capital                                 49,489,653       49,515,046
    Notes receivable from sale of
       common stock to officers                            (       65,625)  (      249,375)
    Accumulated deficit                                    (   37,030,545)  (   26,129,734)
    Cumulative translation adjustments                     (      350,972)  (      296,722)
                                                            -------------    -------------
       Total shareholders' equity                              12,093,640       22,891,044
                                                            -------------    -------------
                                                              $52,003,072      $58,928,292
                                                            =============    =============

See notes to consolidated financial statements.

VERDANT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                Year Ended        Year Ended
                                                                December 31,      December 31,
                                                                   1999              1998
                                                              -------------     -------------
NET SALES                                                        74,719,701       $48,151,988

COST OF GOODS SOLD                                               51,643,193        31,565,514
                                                              -------------     -------------
   Gross margin                                                  23,076,508        16,586,474

OPERATING EXPENSES:
   Distribution and warehousing                                   5,898,838         4,886,473
   Sales and marketing                                            9,765,123         6,793,871
   General and administrative                                     6,032,693         3,190,880
   Product registration and development                           2,310,996         2,057,076
   Impairment of intangible asset (Note 1)                        6,360,887                --
   Amortization of intangibles                                      709,496           776,858
   Reorganization expense (Note 14)                                 788,284                --
                                                              -------------     -------------
                                                                 31,866,317        17,705,158
                                                              -------------     -------------
     Loss before other
        (expense) income                                     (    8,789,809)   (    1,118,684)

OTHER  (EXPENSE) INCOME:
   Interest income                                                  183,087            35,358
   Interest expense                                          (    2,319,501)   (    1,293,243)
   Royalties, net (Note 7)                                           38,915            69,001
   Other income (expense), net                               (       13,503)   (       12,403)
                                                              -------------     -------------
                                                             (    2,110,972)   (    1,201,287)
                                                              -------------     -------------
NET LOSS                                                    $(   10,900,811)  $(    2,319,971)
                                                              =============     =============

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                        $(         2.12)  $(          .67)
                                                              =============     =============

SHARES USED IN CALCULATING NET LOSS
 PER SHARE - BASIC AND DILUTED                                    5,153,042         3,455,390
                                                              =============     =============



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------
NET LOSS                                                    $(   10,900,811)  $(    2,319,971)
Other comprehensive income (no tax effect):
   Foreign currency translation adjustments                  (       54,250)   (      108,776)
                                                              -------------     -------------
COMPREHENSIVE LOSS                                          $(   10,955,061)  $(    2,428,747)
                                                              =============     =============

See notes to consolidated financial statements.

VERDANT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                  Common Stock
                                           ------------------------  Additional  Receivables               Cumulative
                                            Number of                 paid-in     from sale   Accumulated  Translation
                                             shares       Amount     capital      of stock      deficit    Adjustments     Total
                                           -----------  ---------- ------------ -----------  ------------  -----------  -----------
BALANCE AT DECEMBER 31, 1997                 3,337,612  $   33,376 $ 37,999,687 $  (262,500) $(23,809,763) $  (187,946) $13,772,854

   Note receivable payments                                                          13,125                                  13,125
   Exercise of stock options                     3,440          34       22,541                                              22,575
   Issuance of common stock in connection
     with the purchase of Consep             1,841,798      18,419   11,492,818                                          11,511,237
   Foreign currency translation adjustments                                                                   (108,776)    (108,776)
   Net loss                                                                                    (2,319,971)               (2,319,971)
                                           -----------  ---------- ------------ -----------  ------------  -----------  -----------

BALANCE AT DECEMBER 31, 1998                 5,182,850      51,829   49,515,046    (249,375)  (26,129,734)    (296,722)  22,891,044

   Note receivable payments                                                         183,750                                 183,750
   Issuance of common stock in
     settlement of debt (Note 11)               25,000         250       99,750                                             100,000
   Issuance of stock purchase warrants
     in connection with renewal of
     line of credit (Note 5)                                            327,032                                             327,032
   Return of common stock from
     escrow in connection with
     the purchase of SRI (Note 2)              (90,000)       (900)    (420,975)                                           (421,875)
   Return of common stock in connection
     with the purchase of Consep (Note 2)       (5,000)        (50)     (31,200)                                            (31,250)
   Foreign currency translation adjustments                                                                    (54,250)     (54,250)
   Net loss                                                                                   (10,900,811)              (10,900,811)
                                           -----------  ---------- ------------ -----------  ------------  -----------  -----------

BALANCE AT DECEMBER 31, 1999                 5,112,850  $   51,129 $ 49,489,653 $   (65,625) $(37,030,545) $  (350,972) $12,093,640
                                           ===========  ========== ============ ===========  ============  ===========  ===========

 See notes to consolidated financial statements.

VERDANT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 11)
--------------------------------------------------------------------------------

                                                                Year Ended       Year Ended
                                                                December 31,     December 31,
                                                                   1999             1998
                                                             --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(  10,900,811)   $(   2,319,971)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                               8,243,158         1,317,335
        Amortization of debt issuance costs                          49,963                --
      Income from investment in joint venture                (        2,113)   (        6,212)
      Loss on disposal of assets                                     29,567             6,996
      (Increase) decrease in assets:
         Trade accounts receivable                           (    1,091,107)   (      850,542)
         Inventories                                         (    3,303,038)   (      836,370)
         Prepaid expenses and other                               1,053,964    (      306,712)
      Increase (decrease) in liabilities:
         Accounts payable                                    (      611,383)   (      158,150)
         Accrued expenses                                    (      529,208)   (      362,353)
                                                              -------------    --------------
           Net cash provided by (used in) operating activities(   7,061,008)   (    3,515,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        (      590,916)   (      204,597)
   Purchase of intangible assets                             (       39,441)   (      100,798)
   Proceeds from sale of property and equipment                     194,014            37,428
   Net cash paid relating to acquisition of Consep                       --    (      296,460)
   Payments on repurchase of common stock                    (       31,250)               --
                                                              -------------     -------------
         Net cash used in investing activities               (      467,593)   (      564,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit                               4,347,049         6,094,387
   Borrowings on long-term debt                                   2,106,246                --
   Proceeds on receivable from sale of common stock                 183,750                --
   Proceeds from issuance of common stock                                --            35,700
   Cash received in Consep acquisition                                   --         1,237,631
   Principal payments on long-term debt                      (      763,399)   (   1,913,,053)
                                                              -------------    --------------
         Net cash provided by financing activities                5,873,646         5,454,665

Effect of exchange rate changes on cash                      (        6,619)   (       13,731)
                                                              -------------    --------------
(Decrease ) increase in cash and
   cash equivalents                                              (1,661,574)        1,360,528

CASH AND CASH EQUIVALENTS:
   BEGINNING OF YEAR                                              1,783,800           423,272
                                                              -------------     -------------
   END OF YEAR                                               $      122,226    $    1,783,800
                                                              =============     =============

See notes to consolidated financial statements.

VERDANT BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


1.   BUSINESS, MANAGEMENT'S PLANS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - We develop, manufacture and market pest control and fertilizer products to the consumer and commercial markets. Our products are sold under several nationally recognized brand names and a variety of private labels. We also operate dealerships that sell pest control products and provide services to the specialty agriculture market.

     Managements Plans - During portions of 1998 and 1999, we experienced cash flow difficulties caused to a large extent by the unexpected cash demands of Southern Resources, Inc., a wholly-owned subsidiary. Parent company working capital issues also contributed significantly to cash flow problems due to slow collections on accounts receivable, excessive inventory levels, the seasonal nature of our business and continued operating losses. As a result, during these years, accounts payable were frequently extended beyond normal payment terms in order to minimize borrowings on the bank line of credit and to manage short-term cash flow. In July 1999, we renegotiated our credit facility and obtained a $2 million dollar term loan, which together provided some additional cash availability to lessen the cash flow pressures on the business. Even with this additional cash, cash flow pressures caused a negative impact on operations during the year. Cash continues to be tight though cash flow is improving. Accounts payable, however, continue to be extended beyond normal terms as part of managing cash flow. We continue to evaluate various forms of long-term financing to augment cash available through our line of credit though such financing may not be available at terms acceptable to the Company. We have taken steps to control our operating costs, principally by consolidating several functions, which we believe will enable us to improve operating results in 2000. If expected profitability is not achieved or additional financing is not obtained by the fourth quarter of 2000, the Company may need to reduce costs and adjust its operating expenses to assure adequate liquidity to fund operations through the end of 2000. These reductions, if necessary, may cause further negative effects on the results of operations. Management believes, however, that, either through improved profitability or additional financing, we will have adequate working capital to fund operations through 2000.

     Principles of consolidation - The consolidated financial statements include the accounts of Verdant Brands, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Revenue recognition - Revenue is recognized on the date of shipment.

     Translation of foreign financial statements - Foreign operations are translated from the functional foreign currency to U.S. dollars. Assets and liabilities are translated at year end rates of exchange and the statements of operations are translated at the average rates of exchange for the applicable reporting periods. Gains and losses resulting from translating foreign currency financial statements are not included in operations but are accumulated as a separate component of shareholders' equity.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to twenty years.

     Intangible assets and evaluation of potential impairment - Intangible assets consist primarily of goodwill, which represents the purchase price and related acquisition costs in excess of the fair value of identifiable assets acquired. Other intangible assets include product registrations, patents and trademarks. Intangible assets are amortized on a straight-line basis over estimated lives of from five to thirty years.

     Intangible assets are regularly evaluated for potential permanent impairment. Such evaluations take into consideration anticipated future operating results and cash flows on an un-discounted basis. Anticipated future operating results and cash flows are estimated based on current product sales trends, expected sales from related products in development, general market trends and other market and business circumstances.

     In 1999, we recognized a permanent impairment in the value of the goodwill originally recorded in connection with the acquisition of Southern Resources, Inc. due to the significantly reduced operations related to the acquired products. In connection with this impairment evaluation , as required by Statement of Financial Accounting Standards No. 121, we recorded a charge to operations of $6,360,887 to write-down the impaired goodwill to an amount equal to the net present value of estimated future cash flows. This charge to write down intangible assets is shown as Impairment of Intangible Asset in our 1999 statement of operations.

     Concentration of credit risks - The percentage of consolidated net sales in the fiscal year ended December 31, 1999 to U.S. consumer, commercial and commercial dealer markets totaled 43.5%, 16.4% and 33.0%, respectively. The percentage of consolidated net sales in the fiscal year ended December 31, 1998 to U.S. consumer, commercial and commercial dealer markets totaled 58.3%, 34.4% and 2.1%, respectively. The remaining percentage of consolidated net sales in the fiscal years ended December 31, 1999 and 1998, of 7.1% and 5.2%, respectively, represent foreign sales, primarily in Canada. In the fiscal year ended December 31, 1999 and 1998, sales to one U.S. consumer market retailer accounted for 8.3% and 14.3%, respectively, of consolidated net sales. Also, during the years ended December 31, 1999 and 1998, sales to one distributor that resells to retailers accounted for 5.1% and 6.4%, respectively, of consolidated net sales.

     Cash and cash equivalents - Cash and cash equivalents include cash on hand and in banks and money market funds with maturities of three months or less when acquired.

     Fair value of financial instruments - The estimated fair values of financial instruments approximate their carrying amounts in the consolidated balance sheets.

     Income taxes - The Company accounts for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Statement requires recognition of deferred assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Income tax benefits of net deferred tax assets have been offset by valuation allowances, because it is uncertain that the benefits will be realized in future periods.

     Reverse one-for-five Stock Split - All share and per share amounts have been restated to reflect the one-for-five reverse split of our common stock in August 1999.

     Loss per share - Loss per common share is computed using the weighted average number of shares outstanding during each period. The effect of outstanding options and warrants have been excluded from the computation of loss per share because their effect is antidilutive.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of certain assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from the change in values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management has not completed its review of the effect of the adoption of this standard.

2.   ACQUISITIONS

     Merger with Consep, Inc. - In December 1998, we completed a merger with Consep, Inc. ("Consep"), an Oregon-based developer, manufacturer and marketer of environmentally sensitive pest control products for the commercial agriculture and consumer home, lawn and garden markets. Consep also owns and operates commercial products sales and service dealerships located in California and Massachusetts. Consep was previously publicly owned with total sales of approximately $38 million per year. We acquired all of the outstanding common stock of Consep in exchange for 1,841,798 shares of the Company's registered common stock valued at $11,511,237. In addition, we recorded approximately $380,000 in direct acquisition expenses.

     The Consep merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of purchase price over the estimated fair market value of net assets acquired ("goodwill") was $1,939,940 and is being amortized on a straight-line basis over thirty years. This reflects a reduction of approximately $1,215,000 that resulted from assigning the final fair market values to the net assets acquired based upon final evaluations by management and appraisals by outside parties. Since the acquisition, the Company has operated the acquired business as a wholly-owned subsidiary. Consep operations are included in the Company's consolidated statements of operations from the effective date of the acquisition of December 1, 1998.

     The following table shows unaudited combined net sales, net loss and loss per share as if the business combination occurred on January 1, 1998. Consep operations are included in our consolidated financial statements for the entire year of 1999. Amounts are in thousands, except loss per share.


                                                            Year Ended
                                                            December 31,
                                                              1998
                                                           -------------
              Net sales                                    $     84,807
              Net loss                                     $     (4,524)
                                                            ============
              Net loss per share
                - basic and diluted                        $       (.87)
                                                            ============
              Shares used to calculate net loss
                 per share - basic and diluted                    5,181
                                                            ============


     Return of Escrow Shares

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


3.   INVENTORIES

     Inventories consist of the following:

                                                          December 31,
                                                  ---------------------------
                                                      1999            1998
                                                   -----------    -----------
              Raw materials                       $  4,140,908   $  6,547,020
              Finished goods                        14,983,292     11,975,855
                                                   -----------    -----------
                                                  $ 19,124,200   $ 18,522,875
                                                   ===========    ===========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            December 31,
                                                     ---------------------------
                                                       1999           1998
                                                     -----------    -----------
              Land                                  $    965,801   $    916,865
              Buildings and improvements               3,696,235      3,709,112
              Office furniture and equipment           1,516,147      1,977,627
              Machinery and equipment                  2,537,136      3,952,048
              Leasehold improvements                     168,096        254,208
              Transportation equipment                   649,493      1,126,753
                                                     -----------    -----------
                                                       9,532,908     11,956,612
              Less accumulated depreciation         (  2,630,506)  (  5,320,957)
                                                     -----------    -----------
                                                    $  6,902,402   $  6,635,656
                                                     ===========    ===========

5.   LINE OF CREDIT

     On July 14, 1999, we entered into an amended and restated credit agreement with GE Capital Services ("GE"), which secured a three-year, $37,000,000 million revolving credit facility. This agreement replaces our previous $25,000,000 million facility with GE. The facility is intended to meet seasonal working capital needs of the Company and its subsidiaries. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the facility are limited to a borrowing base of up to 85% of eligible receivables, and up to 65% of eligible inventory, as defined in the credit agreement. Interest on borrowings is at an Index Rate (the higher of the published prime interest rate or the Federal Funds Rate plus 0.5 percentage points) plus a Revolver Index Margin of 0.35 percentage points through May 2, 2000 and of 0.55 percentage points thereafter (8.85% as of December 31, 1999). The Company is required to pay a commitment fee of 1/2% on any unused portion of the line. At December 31, 1999, unused borrowing availability on the GE Capital Services line of credit was approximately $2.1 million. Outstanding borrowings under the line of credit totaled $17,445,296 as of December 31, 1999, of which $11,375,000 was classified as long-term debt.

     The line of credit contains provisions which require us to maintain a minimum level of net worth, a minimum interest coverage ratio and a limit on our expenditures on capital assets. In addition, there are provisions which create a default on the line of credit agreement if we default on any of the Company's other debt agreements. We were not in compliance with the interest coverage and yearly capital expenditures covenants for the quarter ended December 31, 1999 and with the cross-default provisions of the agreement at December 31, 1999, however, the lender has granted to us a waiver of non-compliance.

     In connection with the GE Capital Services line of credit, the Company issued a warrant for the purchase of 334,793 shares of common stock at an exercise price of $5.95 per share. The warrant is exercisable immediately and expires in July 2002. The fair value of the warrant was calculated using the Black-Scholes method and was estimated at $327,032. This deferred debt issuance cost reduces the carrying value of the related debt and is being amortized over the life of the debt on a straight line basis.

6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                     December 31,
                                                          -----------------------------------
                                                                 1999             1998
                                                          ---------------    ----------------
         Line of credit, long-term portion (Note 5)      $     11,375,000   $      12,000,000
         Notes payable                                          4,965,466           3,638,660
         Mortgage loans                                         1,522,024           1,685,263
         Capital lease obligations                                109,798             162,934
         Other                                                         --             123,881
         Less current portion                            (      3,006,338)  (         652.511)
                                                         ----------------   -----------------
                                                         $     14,965,950   $      16,958,227
                                                          ===============    ================

     Notes Payable - Notes payable at December 31, 1999 consist of a note payable on acquisition financing debt and various other term notes related to loans for the purchase of equipment and vehicles and for working capital. The notes payable have average annual interest rates of approximately 9.5%. The notes generally require monthly principal and interest payments during their term and mature at various times through 2004. Notes payable have carrying values equal to estimated fair values.

     At December 31, 1999, Sureco, a wholly owned subsidiary, was in default on a $1,139,336 note payable with B&I Lending due to noncompliance with covenants restricting change of use of the facility and equipment in Fort Valley, Georgia, reducing inventory and equipment at the facility, and requiring a minimum tangible net worth ratio. B&I Lending has agreed to waive noncompliance and to restructure the payments on the note pending approval by the U. S. Department of Agriculture, a guarantor on the note. Pending such approval, the full value of the note has been classified as a current liability.

     Mortgage Loans - Mortgage loans at December 31, 1999 consist of mortgages on office, production and warehouse buildings in Oregon and California which are owned by wholly-owned subsidiaries of the Company. The mortgages have annual interest rates of 8.85% and 1.5 percentage points over prime (10% at December 31, 1999). The mortgages require monthly principal and interest payments during their term and mature in 2001 and 2007. Mortgage loans payable have carrying values equal to estimated fair values.

     Capital Lease Obligations - Capital lease obligations at December 31, 1999 consist of equipment and vehicle leases with average interest rates of approximately 15%. Capital leases require monthly principal and interest payments and mature in 2000 through 2004.

     Aggregate maturities of long-term debt by fiscal year are as follows:

             Year ending December 31:
                  2000                                   $    3,006,338
                  2001                                        1,013,255
                  2002                                       12,318,553
                  2003                                           72,936
                  2004                                           61,076
             Thereafter                                       1,500,130
                                                          -------------
                                                         $   17,972,288
                                                          =============

7.   COMMITMENTS AND CONTINGENCIES

     Operating Leases - We lease office and warehouse space and various vehicles and equipment under noncancellable operating leases. In addition to minimum lease payments, the leases require us to pay a proportionate share of real estate taxes, special assessments and maintenance costs. Leases for office space expire during 2000 through 2002. Leases for warehouse facilities expire in 2003. The Company is also required to carry liability insurance on all leased premises and fire insurance at one warehouse location.

     Costs incurred under operating leases are recorded as rent expense and totaled $992,195 and $697,654 for the fiscal years ended December 31, 1999 and 1998, respectively.

     Future minimum lease payments due under non-cancelable operating leases are as follows:

             Year ending December 31:
                  2000                                   $     694,655
                  2001                                         717,426
                  2002                                         717,632
                  2003                                         602,804
                  2004                                         270,655
                  Thereafter                                    39,192
                                                          ------------
             Total minimum obligation                    $   3,042,364
                                                          ============

     Royalty agreements - We pay royalties for the use of technologies licensed in connection with our retail grass patch and butterfly feeder products. These licenses call for royalty payments of $0.07 per unit produced on each grass patch product produced and payments of 5% of the net selling price on butterfly feeders. Payments on these retail product royalty agreements terminate in 2011. In addition, we pay royalties for the use of technologies licensed in connection with certain of our commercial pheromone products. These licenses call for royalty payments of from 2.5% to 5.0% of direct gross margin, as defined, on certain of these products. Payment on these commercial royalty agreements terminate in 2012. Royalty expense incurred under license agreements totaled $46,276 and $30,128 for the fiscal years ended December 31, 1999 and 1998, respectively.

     We also generate royalty income through pesticide technologies licensed to certain foreign and commercial pesticide distributors for a royalty fee. Royalty income for the years ended December 31, 1999 and 1998 totaled $85,191 and $99,129, respectively.

     Subcontract manufacturing - We rely on outside subcontractors for nearly all of our consumer products manufacturing needs, and manufacture a significant portion of our products at a single subcontract manufacturer. During 1999, we transferred title of certain inventory to this subcontractor. In March 2000, we agreed to reassume title to this inventory, effective April 3, 2000. At December 31, 1999, accounts receivable included $2,674,490 relating to inventory to be reassumed under this agreement.

     Consulting agreement - In December 1999, the Company entered into an agreement with a former officer and current Chairman of the Board of Directors, This three year agreement requires annual payments of $125,000. Pursuant to this agreement, the Company issued an option for 50,000 shares of the Company's common stock at an exercise price of $2.81 per share. This option vests ratably over the term of the agreement and expires in five years. Compensation expense will be recognized as services are performed over the vesting period.

     Legal proceedings - Subsidiaries of Southern Resources, Inc., our wholly-owned subsidiary, are parties to a governmental action and to other legal proceedings in Superior Court of Fulton County, Georgia, brought by or on behalf of property owners in the area of the subsidiaries' Fort Valley, Georgia former manufacturing site. These actions and proceedings relate to environmental contamination discovered on or near the site. We believe that the contamination occurred prior to the purchase of the plant site by SRI's subsidiaries from an unaffiliated predecessor owner. The former owner has been cooperating with governmental authorities and has begun remedial cleanup activities on the site. We are unable at this time to determine whether the governmental and legal actions relating to the property will result in a material loss to SRI or Verdant. We are party to other legal proceedings, which we believe to be individually and collectively immaterial to our business.

8.   SHAREHOLDERS' EQUITY

     Preferred stock - The Board of Directors of the Company is authorized to issue preferred stock or other senior equity securities in one or more series, and with certain limitations, to determine preferences as to dividends, liquidation, conversion and redemption.

     Stock warrants - As of December 31, 1999, a total of 335,793 shares of common stock were reserved for currently exercisable outstanding warrants described below. Warrant shares and exercise price have been adjusted to show the effect of the Company's one-for-five reverse stock split.

                                                Warrant
                  Expiration                    Shares           Exercise Price
             -------------------              ---------          --------------
             March 7, 2007                       1,000                $7.20
             July 14, 2002                     334,793                $5.95

     1996 Incentive and Stock Option Plan - In 1999, the shareholders approved the increase of shares of common stock we have reserved for issuance to plan participants who exercise options granted under the 1996 Incentive Stock Option Plan from 100,000 shares to 250,000 shares.

     Under the terms of the plan, options to purchase shares of the Company's common stock are granted at a price not less than 100% of the fair market value of the stock at the date of grant. Options have a vesting period of from three to five years and expire ten years from the date of grant. Options become fully vested upon the occurrence of a change in control, as defined. The weighted average remaining contractual life of the outstanding options at December 31, 1999 is 7.2 years. Plan activity for 1999 and 1998 is shown below.

                                                                                                  Wtd. Average
                                                                                  Option         Exercise Price
                                                                                  Shares           Per Share
                                                                                ----------       --------------
     Balance, December 31, 1997 (at $6.55 per share)                                 8,489           $6.55
             Granted                                                                35,500            8.55
             Expired                                                            (    1,479)           8.25
                                                                                 ---------
     Balance, December 31, 1998 (at $6.55 to $10.00 per share)                      42,510            8.20
             Granted                                                               248,600            4.02
             Canceled                                                           (   41,110)           6.40
                                                                                 ---------
     Balance, December 31, 1999 (at $2.00 to $10.00 per share)                     250,000           $4.34
                                                                                 =========

     Exercisable, December 31, 1999                                                102,124           $4.51
                                                                                 =========

     1986 Employee Incentive Stock Option Plan - The 1986 Employee Incentive Stock Option Plan terminated according to its terms on September 17, 1996. No further stock options have been granted under the Plan after that date. Previously granted options remain outstanding and exercisable under the terms of each option. At

     December 31, 1999, we had reserved a total of 106,840 shares of common stock for issuance to participants who exercise outstanding options under the Plan.

     Under the terms of the 1986 Employee Incentive Stock Option plan, options to purchase shares of the Company's common stock were granted at a price not less than 100% of the fair market value of the stock at the date of grant. Options have a vesting period of from three to five years and expire ten years from the date of grant. Options become fully vested upon the occurrence of a change in control, as defined. The weighted average remaining contractual life of the outstanding options at December 31, 1999 is 1.7 years. Plan activity for 1999 and 1998 is shown below.

                                                                                                   Wtd. Average
                                                                                  Option          Exercise Price
                                                                                  Shares            Per Share
                                                                                 ----------       --------------
     Balance, December 31, 1997 (at $6.55 per share)                               129,610           $6.55
             Exercised                                                                (440)           6.55
             Canceled                                                                  (80)           6.55
                                                                                 ----------
     Balance, December 31, 1998 (at $6.55 per share)                               129,090            6.55
             Canceled                                                              (22,250)           6.55
                                                                                 ---------
     Balance, December 31, 1999 (at $6.55 per share)                               106,840           $6.55
                                                                                 =========

     Exercisable, December 31, 1999                                                105,570           $6.55
                                                                                 =========

     Stock Option Plan for Non-Employee Directors - We have reserved 80,000 shares of the Company's common stock for issuance upon the exercise of stock options granted under the Stock Option Plan for Non-Employee Directors.

     Under provisions of the Plan, non-employee directors are granted, upon election or appointment as a director of the Company, options for the purchase of 2,000 shares of the Company's common stock. In addition, non-employee directors receive, on the first day of each fiscal year while the director remains in office, options to purchase 1,000 shares of the Company's common stock. The exercise price of options granted under the Plan is 100% of the fair market value of the Company's common stock on the date of grant. Options are immediately exercisable in full and may be exercised within five years of the date of grant. The weighted average remaining contractual life of the outstanding options at December 31, 1999 is 2.9 years. Plan activity for 1999 and 1998 is shown below.

                                                                                                   Wtd. Average
                                                                                  Option          exercise price
                                                                                  Shares             per share
                                                                                 ----------       --------------
     Balance, December 31, 1997 (at $6.55 to $10.65 per share)                       38,000            $7.45
             Granted                                                                  7,000             5.65
             Exercised                                                           (    3,000)            6.55
             Canceled                                                            (   11,000)            7.25
                                                                                  ---------
     Balance, December 31, 1998 (at $6.55 to $10.65 per share)                       31,000             7.15
             Granted                                                                  6,000             2.59
             Canceled                                                            (    6,000)            6.56
                                                                                  ---------
     Balance, December 31, 1999 (at $2.59 to $10.65 per share)                       31,000            $6.27
                                                                                  =========

     Exercisable, December 31, 1999                                                  31,000            $6.27
                                                                                  =========

     Consep 1992 Stock Incentive Plan - The Consep 1992 Stock Incentive Plan was converted to a Company plan in connection with the acquisition and merger with Consep, Inc. in December 1998. Accordingly, options granted under the plan are options to purchase Verdant Brands, Inc. common stock. We have reserved 86,000 shares of the Company's common stock for issuance upon the exercise of stock options granted under the Consep 1992 Stock Incentive Plan.

     Under the terms of the Consep 1992 Stock Incentive Plan, qualified incentive stock options to purchase shares of the Company's common stock may be granted at a price not less than 100% of the fair market value of the stock at the date of grant, and unqualified stock options may be granted at a price not less than 85% of the fair market value of the stock at the date of grant. Options have a vesting period of from three to five years and expire ten years from the date of grant. Options become fully vested upon the occurrence of a change in control, as defined. The weighted average remaining contractual life of the outstanding options at December 31, 1999 is 7.9 years. Plan activity for 1999 and 1998 is shown below.

                                                                                                   Wtd. Average
                                                                                   Option         Exercise Price
                                                                                   Shares           Per Share
                                                                                 ----------       --------------
     Balance, December 31, 1997 (at $7.79 per share)                                 29,298            $7.79

     Balance, December 31, 1998 (at $7.79 per share)                                 29,298             7.79
             Granted                                                                 64,300             2.00
             Canceled                                                                (7,600)            2.65
                                                                                 ----------
     Balance, December 31, 1999 (at $2.00 to $7.79 per share)                        85,998            $3.92
                                                                                 ==========

     Exercisable, December 31, 1999                                                  22,768            $9.24
                                                                                 ==========

     Consep 1993 Stock Incentive Plan - The Consep 1993 Stock Incentive Plan was converted to a Company plan in connection with the acquisition and merger with Consep, Inc. in December 1998. Accordingly, options granted under the plan are options to purchase Verdant Brands, Inc. common stock. We have reserved 73,000 shares of the Company's common stock for issuance upon the exercise of stock options granted under the Consep 1993 Stock Incentive Plan.

     Under the terms of the Consep 1993 Stock Incentive Plan, qualified incentive stock options to purchase shares of the Company's common stock may be granted at a price not less than 100% of the fair market value of the stock at the date of grant, and unqualified stock options may be granted at a price not less than 85% of the fair market value of the stock at the date of grant. Options have a vesting period of from three to five years and expire ten years from the date of grant. Options become fully vested upon the occurrence of a change in control, as defined. The weighted average remaining contractual life of the outstanding options at December 31, 1999 is 8.2 years. Plan activity for 1999 and 1998 is shown below.

                                                                                                   Wtd. Average
                                                                                  Option          Exercise Price
                                                                                  Shares            Per Share
                                                                                 ----------       --------------
     Balance, December 31, 1997 (at $15.37 per share)                                33,634           $15.37

     Balance, December 31, 1998 (at $15.37 per share)                                33,634            15.37
             Granted                                                                 40,500             2.00
             Canceled                                                                  (570)            7.90
                                                                                 ----------
     Balance, December 31, 1999 (at $2.00 tp $15.37 per share)                       73,564           $ 8.01
                                                                                 ==========

     Exercisable, December 31, 1999                                                  26,262           $14.96
                                                                                 ==========

     Consep 1997 Stock Incentive Plan - The Consep 1997 Stock Incentive Plan was converted to a Company plan in connection with the acquisition and merger with Consep, Inc. in December 1998. Accordingly, options granted under the plan are options to purchase Verdant Brands, Inc. common stock. We have reserved 120,000 shares of the Company's common stock for issuance upon the exercise of stock options granted under the Consep 1997 Stock Incentive Plan.

     Under the terms of the Consep 1997 Stock Incentive Plan, qualified incentive stock options to purchase shares of the Company's common stock may be granted at a price not less than 100% of the fair market value of the stock at the date of grant, and unqualified stock options may be granted at a price not less than 85% of the fair market value of the stock at the date of grant. Options have a vesting period of from three to five years and expire ten years from the date of grant. Options become fully vested upon the occurrence of a change in control, as defined. The weighted average remaining contractual life of the outstanding options at December 31, 1999 is 9.5 years. Plan activity for 1999 and 1998 is shown below.

                                                                                                   Wtd. Average
                                                                                   Option         Exercise Price
                                                                                   Shares           Per Share
                                                                                 ----------       --------------
     Balance, December 31, 1997 (at $7.90 per share)                                 28,760            $7.90

     Balance, December 31, 1998 (at $7.90 per share)                                 28,760             7.90
             Granted                                                                 93,900             2.00
             Canceled                                                                (2,666)            7.90
                                                                                 ----------
     Balance, December 31, 1999 (at $2.00 to $7.90 per share)                       120,000            $3.28
                                                                                 ==========

     Exercisable, December 31, 1999                                                  12,003            $7.13
                                                                                 ==========

     Sale of Common Stock to Officers - In exchange for full-recourse promissory notes and the cancellation of certain incentive stock options, in April 1997 the Company sold 40,000 shares of its unregistered, restricted common stock to two executive officers at a price of $6.5625 per share. In 1999, both executive officers terminated their employment with the Company. Upon termination, each executive officer paid the remaining principal and interest on their promissory note. As part of their severance arrangements, the Company paid each executive a bonus equal to the remaining principal and interest on their promissory notes. In connection with these transactions, we have recognized compensation expense of $112,462, and $91,497 for the fiscal years ended December 31,1999 and 1998, respectively.

     Stock Based Compensation - We have adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS 123, we have elected to continue using the "intrinsic value method" of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for the measurement and recognition of stock-based transactions with employees. Accordingly, no compensation costs have been recognized for stock options issued under the Company's stock option plans because the exercise price of options granted was equal to the fair value of the Company's common stock on the date of grant. If compensation cost for our stock options plans had been determined and recognized based on the "fair value method" under SFAS 123, our net loss and net loss per share would have been as follows:


                                                Year Ended December 31,
                                            -------------------------------
                                               1999               1998
                                            --------------    -------------
             Net loss:
                As reported                 $  (10,900,811)     $(2,319,971)
                Pro forma                   $  (10,908,011)     $(2,335,371)
                Pro forma per share         $        (2.12)     $      (.68)

     The fair value of outstanding options granted under our stock option plans since 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

                                              Year Ended       Year Ended
                                              December 31,     December 31,
                                                 1999             1998
                                            --------------    -------------
             Dividend yield                              0                0
             Expected volatility                    64.00%           51.26%
             Risk-free interest rate                 5.00%            5.00%
             Expected life of options              3 years          3 years
             Average fair value per share
               on date of grant                      $1.20            $5.65

     Options to consultants - In 1999, the Company issued an option for 50,000 shares of the Company's common stock at an exercise price of $2.81 per share (see Note 7).

9.   PROFIT SHARING PLAN

     We have defined contribution plans which conform to IRS provisions for 401(k) plans. Employees are eligible to participate in the plans provided they have attained the age of twenty-one and have completed thirty days of service. Participants may contribute up to 15% of their earnings, subject to certain federally mandated limitations. We may also make matching contributions or profit sharing contributions to the plans at the discretion and determination of the Board of Directors. There were no employer matching contributions or profit sharing contributions made for the years ended December 31, 1999 and 1998.

10.  INCOME TAXES

     Net deferred tax assets are comprised of the following:

                                                                 Dec. 31,          Dec. 31,
                                                                   1999              1998
                                                               ------------      ------------
     Current:
        Prepaid expenses                                       $     (5,000)     $    (42,000)
        Accrued expenses                                             82,000           192,000
        Reserves for doubtful accounts                               72,000           529,000
        Inventory valuation reserves                                243,000           665,000
        Expenses capitalized to inventory for tax purposes          612,000         1,049,000
        Sales returns and allowance reserves                        130,000           257,000
        Less valuation allowance                                 (1,134,000)       (2,650,000)
                                                                -----------       -----------
                                                               $        -0-      $        -0-
                                                                ===========       ===========
     Noncurrent:
        Excess of tax over book depreciation                     (1,606,000)     $   (315,000)
        Packaging design costs                                      140,000           130,000
        U.S. net operating loss carryforwards                    22,624,000        17,473,000
        Foreign net operating loss carryforwards                    154,000           154,000
        U.S. and foreign tax credit carryforwards                   266,000           621,000
        Less valuation allowances                               (21,578,000)      (18,063,000)
                                                                -----------       -----------
                                                               $        -0-      $        -0-
                                                                ===========       ===========

     At December 31, 1999, we had approximately $65.8 million in combined U.S. net operating loss carryforwards for federal income tax purposes, which expire between 2000 and 2017. Of the total, approximately $26.0 million, $2.9 million, and $20.5 million are U.S. net operating loss carryforwards of Safer, Inc., Southern Resources, Inc, and Consep, Inc., respectively, the Company's wholly-owned subsidiaries. The remaining $16.4 million of net operating loss carryforwards relate to the parent company.

     The use of the unexpired net operating loss carryforwards of Verdant Brands, Inc. and Safer, Inc. are limited to about $1.2 million in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from the Company's acquisition of SRI and Consep during 1997 and 1998, respectively.

     The use of the net operating losses of SRI are limited to approximately $222,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from our acquisition in December 1997.

     The use of the net operating losses of Consep, Inc. are limited to approximately $550,000 in any one year under Internal Revenue Code Section 382 because of a significant ownership change resulting from our merger with Consep, Inc. in December 1998.

     At December 31, 1999, we had approximately $469,000 net operating loss carryforwards in Canada which expire between 2001 and 2003.

11.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     We (paid) and received cash for the following items:

                                      Year Ended December 31,
                                  ------------------------------
                                       1999            1998
                                  -------------    -------------
     Interest paid                $(  2,208,418)   $(  1,093,264)

     Investing and financing transactions not affecting cash during the years ended December 31, 1999 and 1998 are described below:

     o In July 1999, we issued a warrant for 334,793 common shares at an exercise price of $5.95 per share in conjunction with amended and restated credit agreement with GE Capital Services (see Note 5). In connection with this issuance, the Company recorded $327,032 to deferred debt issuance costs and additional paid-in capital, which represented the fair value of the warrant on the date of issuances.

     o In August 1999, 90,000 shares of the Company's common stock were returned in settlement of the company's claim against an escrow account in conjunction with the Company's acquisition of SRI (see Note 2). In connection with this retirement, the Company recorded a reduction to goodwill, common stock and additional paid-in capital of $421,875.

     o In August 1999, the Company issued 25,000 shares of its common stock in settlement of accounts payable worth $100,000.

     o In 1998, we issued 1,841,797 shares of the Company's common stock as consideration paid for the purchase of all of the outstanding capital stock of Consep, Inc. In connection with this issuance of common stock, the Company recorded $11,511,237 to common stock and additional paid-in capital, which represented the fair market value of the common stock on the date of issuance. Additional acquisition costs included $380,000 in direct acquisition expenses.

12.  FOREIGN OPERATIONS

     International sales activity, consisting of sales outside the United States, primarily in Canada, accounted for approximately 7.1% and 5.2% of total sales for the year ended December 31, 1999 and 1998, respectively. A reconciliation for these periods of domestic and foreign activity for net sales, net income (loss) and identifiable assets for these periods is as follows:

         Fiscal Year Ended December 31, 1999:                         Domestic       Foreign          Total
         -----------------------------------                        ------------   ------------   ------------
         Net Sales                                                  $ 69,378,283   $  5,341,418   $ 74,719,701
         Net Income (Loss)                                           (10,522,991)      (347,820)   (10,900,811)
         Identifiable Assets                                        $ 48,623,851   $  3,379,221   $ 52,003,072

         Fiscal Year Ended December 31, 1998:                         Domestic       Foreign          Total
         ------------------------------------                       ------------   ------------   ------------
         Net Sales                                                  $ 45,656,427   $  2,495,561   $ 48,151,988
         Net Income (Loss)                                            (2,356,161)        37,090     (2,319,071)
         Identifiable Assets                                        $ 54,482,174   $  4,446,118   $ 58,928,292


13.  BUSINESS SEGMENTS

     We conduct business in three major market segments: Consumer Products; Commercial Products; and Commercial Dealers.

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

     Commercial Dealer Segment - The commercial dealer segment consists of dealerships, owned by one of our subsidiaries, that sell and distribute a full-line of commercial products and services to growers in major agricultural regions of California and in the Connecticut River Valley of Massachusetts. Products distributed include our products as well as products produced by other manufacturers, including traditional pesticides, fertilizers, seeds and farm supplies.

     A reconciliation for the years ended December 31, 1999 and 1998 of segment activity for net sales, net income (loss) and identifiable assets is as follows:

                                                                                    Commercial
         Fiscal Year Ended December 31, 1999:         Consumer       Commercial       Dealer          Total
         -----------------------------------        ------------    ------------   ------------   ------------
         Net Sales................................. $ 36,325,813    $ 12,251,806   $ 26,142,082   $ 74,719,701
         Net Income (Loss).........................   (8,737,828)     (3,331,812)       830,829    (10,900,811)
         Depreciation and Amortization.............    7,509,886         415,948        317,324      8,243,158
         Interest Expense..........................    1,960,486         202,541        156,474      2,319,501
         Interest Income...........................        8,794              --        174,293        183,087
         Capital Expenditures......................      224,779         110,683        255,454        590,916
         Identifiable Assets....................... $ 27,863,696    $ 13,976,112   $ 10,163,264   $ 52,003,072

                                                                                    Commercial
         Fiscal Year Ended December 31, 1998:         Consumer       Commercial       Dealer          Total
         -----------------------------------        ------------    ------------   ------------   ------------
         Net Sales................................. $ 37,727,997    $  9,285,828   $  1,138,163   $ 48,151,988
         Net Income (Loss).........................   (1,707,507)       (680,237)        67,773     (2,319,971)
         Depreciation and Amortization.............    1,192,405         103,369         21,561      1,317,335
         Interest Expense..........................    1,113,759         164,204         15,280      1,293,243
         Interest Income...........................       15,849           8,402         11,107         35,358
         Capital Expenditures......................      187,243          16,195          1,159        204,597
         Identifiable Assets....................... $ 31,242,905    $ 17,182,001   $ 10,503,386   $ 58,928,292


14.  REORGANIZATION EXPENSE

     Reorganization expense of $788,254 consists of payments and accruals relating to employee severance arrangements, which resulted from the closing of the Company's Fort Valley, Georgia and Torrance, California manufacturing plants and reorganization of management personnel. Related payments during 1999 totaled $491,577 and $296,677 was included in other accrued expense at December 31, 1999.

-------

                                INDEX OF EXHIBITS

Exhibit Number                                     Description                                           Pages
--------------------------------------------------------------------------------------------------------------
* 10.6        Consep, Inc. 1992 Stock Incentive Plan.

* 10.7        Consep, Inc. 1993 Stock Incentive Plan.

* 10.8        Consep, Inc. 1997 Stock Incentive Plan.

 10.11        Lease Agreement between Verdant Brands, Inc. and L&A Development, LLC, dated
              December 1, 1999.

* 10.12       Employment Agreement between the Company and John F. Hetterick, dated
              December 1, 1999.

* 10.15 Termination and consulting agreement between the Company and Stanley Goldberg, dated December 6, 1999.

* 10.17       Separation agreement and general release between the Company and Mark G.
              Eisenschenk, dated December 6, 1999.

  21.1        Subsidiaries of the Registrant.

  23.1        Consent of Deloitte & Touche LLP.

  24.1        Power of Attorney

  27.1        Financial Data Schedule

              *     Management contract or compensation plan or arrangement.