Form 10QSB
period 2000-03-31
VERDANT BRANDS INC
filed 2000-05-16
CIK 866752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2000
                                  -------------------------


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------


Commission file number:              0-18921
                        ------------------------------------


                              VERDANT BRANDS, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (952) 703-3300
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


         The number of shares outstanding of each of the registrant's classes of capital stock, as of April 30, 2000, was:

                5,112,850 shares of Common Stock, $.01 par value

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                      VERDANT BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       March 31,     December 31,
                                                         2000            1999
                                                     ------------    ------------
ASSETS
------

Current Assets:
  Cash and cash equivalents                          $     44,937    $    122,226
  Accounts receivable, net                             26,351,005      14,512,761
  Inventories, net                                     21,342,359      19,124,200
  Prepaid assets                                        1,796,280         801,063
                                                     ------------    ------------
   Total current assets                                49,534,581      34,560,250

Property and equipment, net                             6,607,681       6,902,402
Intangible assets, net                                 10,116,725      10,307,793
Other assets                                              202,317         232,627
                                                     ------------    ------------
   Total assets                                      $ 66,461,304    $ 52,003,072
                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Bank line of credit                               $ 16,385,714    $  6,070,296
   Accounts payable                                    17,378,535      12,428,728
   Accrued expenses                                     2,880,893       3,438,120
   Current portion of long-term debt                    2,705,431       3,006,338
                                                     ------------    ------------
     Total current liabilities                         39,350,573      24,943,482

Long-Term Debt                                         14,898,704      14,965,950

Shareholders' Equity:
  Common Stock, par value $.01 per share,
    authorized 10,000,000 shares, issued
     and outstanding 5,112,850 shares                      51,129          51,129
  Additional paid-in capital                           49,489,653      49,489,653
  Receivable from sale of common stock to officers           --           (65,625)
  Accumulated deficit                                 (36,980,123)    (37,030,545)
  Cumulative translation adjustment                      (348,632)       (350,972)
                                                     ------------    ------------
    Total shareholders' equity                         12,212,027      12,093,640
                                                     ------------    ------------

    Total liabilities and shareholders' equity       $ 66,461,304    $ 52,003,072
                                                     ============    ============

See notes to unaudited condensed consolidated financial statements.

                      VERDANT BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                      ----------------------------
                                                                          2000            1999
                                                                      ------------    ------------
NET SALES                                                             $ 21,524,198    $ 22,030,357
COST OF SALES                                                           14,307,643      14,450,936
                                                                      ------------    ------------
   Gross Profit                                                          7,216,555       7,579,421


OPERATING EXPENSES:
 Distribution                                                            1,758,702       1,642,227
 Sales & Marketing                                                       2,146,843       2,117,980
 General & Administration                                                1,645,915       1,284,150
 Product Registrations & Development                                       722,465         713,887
 Amortization of Intangibles                                               169,307         237,081
                                                                      ------------    ------------
                                                                         6,443,232       5,995,325
                                                                      ------------    ------------
INCOME BEFORE OTHER EXPENSE                                                773,323       1,584,096

OTHER EXPENSE, NET                                                        (722,901)       (365,012)
                                                                      ------------    ------------

INCOME BEFORE INCOME TAXES                                                  50,422       1,219,084

INCOME TAXES                                                                  --              --
                                                                      ------------    ------------

NET INCOME                                                            $     50,422    $  1,219,084
                                                                      ============    ============

Net income per common share - basic and diluted                       $        .01    $        .24
                                                                      ============    ============

Shares used in calculating net income per share - basic and diluted      5,112,850       5,182,850
                                                                      ============    ============



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-----------------------------------------------

NET INCOME                                                            $     50,422    $  1,219,084
Other comprehensive income (no tax effect):
     Foreign currency translations adjustments                               2,340        (114,925)
                                                                      ------------    ------------
COMPREHENSIVE INCOME                                                  $     52,762    $  1,104,159
                                                                      ============    ============

See notes to unaudited condensed consolidated financial statements.

                      VERDANT BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                 March 31,
                                                        ----------------------------
                                                            2000             1999
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $     50,422    $  1,219,084
 Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                            434,320         810,864
    Amortization of deferred debt issuance costs              27,253
    (Gain) loss on disposal of assets                          4,615            (600)
    (Increase) decrease in operating assets:
      Trade accounts receivable                          (11,849,729)    (12,489,511)
      Inventories                                         (2,215,607)     (1,259,470)
      Prepaid expenses                                      (993,825)        225,379
    Increase (decrease) in operating liabilities:
      Accounts payable                                     4,793,907       2,302,294
      Accrued expenses                                      (465,485)       (816,097)
                                                        ------------    ------------
          Net cash used in operating activities          (10,214,129)    (10,008,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                          (25,910)       (149,831)
 Proceeds from sale of equipment                             218,283          93,950
 Investments in patent and trademark applications            (25,499)         (1,597)
                                                        ------------    ------------
      Net cash provided by investing activities              166,874         (57,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings from bank line of credit                  10,315,418       9,131,742
 Principal payments on long-term debt                       (409,649)        (79,490)
 Proceeds on receivable from the sale of common stock         65,625          65,625
                                                        ------------    ------------
      Net cash provided by financing activities            9,971,394       9,117,877

 Effect of exchange rate changes on cash                      (1,428)         (6,020)
                                                        ------------    ------------
      Decrease in cash and cash equivalents                  (77,289)       (953,678)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                        122,226       1,783,800
                                                        ------------    ------------
  END OF PERIOD                                         $     44,937    $    830,122
                                                        ============    ============

See notes to unaudited condensed consolidated financial statements.

                      VERDANT BRANDS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

Note 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Verdant Brands, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the prior year ended December 31, 1999. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 2000.

         The following table reflects the calculation of basic and diluted earnings per share.

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
         Earnings Per Share - Basic
         Net income                                      $   50,422   $1,219,084
                                                         ----------   ----------
         Weighted average shares outstanding              5,112,850    5,182,850
                                                         ----------   ----------
         Net income per share                            $      .01   $      .24
                                                         ==========   ==========

         Earnings Per Share - Assuming Dilution
         Net income                                      $   50,422   $1,219,084
                                                         ----------   ----------
         Weighted average shares outstanding              5,112,850    5,182,850
         Dilutive impact of options and warrants                [*]          [*]
                                                         ----------   ----------
         Weighted average shares and potential dilutive
          shares outstanding                              5,112,850    5,182,850
                                                         ----------   ----------
         Net income per share                            $      .01   $      .24
                                                         ==========   ==========

         [*] The impact of options and warrants are excluded because their exercise price was higher than the average share price for each period.

Note 2. Sales of the Company's products are greater during the period of January 1 through June 30 of each year due to seasonal factors.

Note 3.  Inventory consists of the following:

                                      March 31,      December 31,
                                         2000           1999
                                     -----------     -----------
              Raw Materials         $  4,757,440    $  4,140,908
              Finished Goods          16,584,919      14,983,292
                                     -----------     -----------
                                    $ 21,342,359    $ 19,124,200
                                     ===========     ===========

Note 4.  LONG-TERM DEBT

                                        March 31,      December 31,
                                          2000             1999
                                      ------------     ------------
         Line of credit, long-term
           portion (Note 5)           $ 11,375,000     $ 11,375,000
         Notes payable (Note 5)          4,770,511        4,965,466
         Mortgage loans                  1,300,124        1,522,024
         Capital lease obligations         158,500          109,798
         Less current portion           (2,705,431)      (3,006,338)
                                      ------------     ------------
                                      $ 14,898,704     $ 14,965,950
                                      ============     ============

         As of December 31, 1999 and March 31, 2000, Sureco, Inc., a wholly owned subsidiary, was in default on a note payable to B&I Lending, totaling $1,060,765 at March 31, 2000, due to noncompliance with covenants restricting change in the use of the facility and equipment in Fort Valley, Georgia, reducing inventory and equipment at the facility, and requiring a minimum tangible net worth ratio. B&I Lending has agreed to waive noncompliance and to restructure the payments on the note pending approval by the U. S. Department of Agriculture, a guarantor on the note. Pending such approval, the full value of the note has been classified as a current liability.

Note 5.  LINE OF CREDIT

                  The Company relies on financing in the form of lines of credit to fund seasonal increases in receivables and inventory and to provide general working capital and long-term financing. On July 14, 1999, the Company entered into an amended and restated credit agreement with GE Capital Services ("GE"), which secured a three-year, $37,000,000 million credit facility, of which $35,000,000 is a revolving line of credit facility and $2,000,000 is a term note. This agreement replaces a previous $25,000,000 million facility with GE. In connection with the GE Capital Services line of credit, the Company issued a warrant for the purchase of 334,793 shares of common stock at an exercise price of $5.95 per share. The warrant is exercisable immediately and expires in July 2002. The fair value of the warrant was calculated using the Black-Scholes method and was estimated at $327,032. This deferred debt issuance cost reduces the carrying value of the related debt and is being amortized over the life of the debt on a straight line basis. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

                  Borrowings under the line of credit facility are limited to a borrowing base of up to 85% of eligible receivables, and up to 65% of eligible inventory, as defined in the credit agreement. Interest on borrowings is at an Index Rate (the higher of the published prime interest rate or the Federal Funds Rate plus 0.5 percentage points) plus a Revolver Index Margin of 0.35 percentage points through May 2, 2000 and of 0.55 percentage points thereafter (borrowing rate of 9.35% as of March 31, 2000). The Company is required to pay a commitment fee of 1/2% on any unused portion of the line. Outstanding borrowings totaled $29,385,898 (net of deferred debt issuance costs of $249,816) as of March 31, 2000.

                  The line of credit contains provisions which require the Company to maintain a minimum level of net worth, a minimum interest coverage ratio and a limit on the Company's expenditures on capital assets. In addition, there are provisions which create a default on the line of credit agreement if the Company defaults on any of the Company's other debt agreements. On March 29, 2000 the Company entered into a First Amendment and Waiver to Credit Agreement with GE Capital, which provided a waiver of the Company's noncompliance at December 31, 1999 with the interest coverage and yearly capital expenditures covenant of the credit facility. The Company was also not in compliance with the interest coverage covenant for the quarter ended March 31, 2000, however, the Company subsequently received a waiver of non-compliance.

                  The Company continues to be short of cash that would be necessary to finance all of its business requirements during the quarter ended March 31, 2000. As a result, the Company continued to extend accounts payable beyond normal terms in order to minimize borrowings on its line of credit and to manage short-term cash flow. The Company was also forced to forgo the purchase of raw materials for several product lines to avoid excess build-up in inventory. The Company has commenced a process of reducing costs and adjusting operating expenses in order to reduce its operating cash requirements and is considering strategic alternatives, including the possible sale of product lines, to generate adequate cash through the end of 2000.

Note 6.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash (paid) received for interest during the period for:

                                                Three Months Ended
                                                     March 31,
                                           ----------------------------
                                               2000            1999
                                           ------------     -----------
         Interest paid                     $   (557,005)    $  (441,427)
         Interest received                       52,177          78,657


Note 7.  FOREIGN OPERATIONS

         International sales activity, consisting of sales outside the United States, primarily in Canada, accounted for approximately 9.2% and 7.6% of total sales for the three months ended March 31, 2000 and 1999, respectively. A reconciliation for these periods of domestic and foreign activity for net sales, net income and identifiable assets for these periods is as follows:

          Three Months Ended March 31, 2000:     Domestic       Foreign         Total
          ----------------------------------   ------------   -----------   ------------
              Net Sales                        $ 19,541,462   $ 1,982,736   $ 21,524,198
              Net Income (loss)                    (137,372)      187,794         50,422
              Identifiable Assets                61,936,048     4,525,256     66,461,304

          Three Months Ended March 31, 1999:     Domestic       Foreign         Total
          ----------------------------------   ------------   -----------   ------------
              Net Sales                        $ 20,356,816   $ 1,673,541   $ 22,030,357
              Net Income                          1,080,336       138,748      1,219,084
              Identifiable Assets                65,888,347     4,599,457     70,487,804

Note 8.  BUSINESS SEGMENTS

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

         A reconciliation for the three months ended March 31, 2000 and 1999 of segment activity for net sales, net income (loss) and identifiable assets is as follows:

                                                                                     Commercial
         Three Months Ended March 31, 2000:       Consumer       Commercial      Dealer           Total
         ----------------------------------     ------------   ------------    ------------   ------------
         Net Sales............................. $ 10,658,465   $  5,122,159    $  5,743,574   $ 21,524,198
         Net Income (loss).....................     (109,752)       191,860         (31,686)        50,422
         Depreciation and Amortization.........      257,426         99,381          77,513        434,320
         Interest Expense......................      408,157        217,759          80,395        706,311
         Interest Income.......................            -         24,486          29,127         53,613
         Capital Expenditures..................       25,910              -               -         25,910
         Identifiable Assets................... $ 40,065,300   $ 15,140,685    $ 11,255,319   $ 66,461,304

                                                                                 Commercial
         Three Months Ended March 31, 1999:       Consumer       Commercial      Dealer           Total
         ---------------------------------      ------------   ------------    ------------   ------------
         Net Sales............................. $ 10,801,437   $  4,784,866    $  6,444,054   $ 22,030,357
         Net Income (loss).....................      800,788        (40,913)        459,209      1,219,084
         Depreciation and Amortization.........      328,521        303,876         178,467        810,864
         Interest Expense......................      396,144         70,113          46,742        512,999
         Interest Income.......................        2,800         54,632          36,421         93,853
         Capital Expenditures..................       18,096         26,347         105,388        149,831
         Identifiable Assets................... $ 40,678,655   $ 17,940,762    $ 11,868,387   $ 70,487,804

Note 9.  COMMITMENTS AND CONTINGENCIES

         Subcontract Manufacturing - We rely on outside subcontractors for nearly all of our consumer products manufacturing needs, and manufacture a significant portion of our products at a single subcontract manufacturer. During 1999, we transferred title of certain inventory to this subcontractor. In March 2000, we agreed to reassume title to this inventory, effective April 3, 2000. At December 31, 1999 and March 31, 2000, accounts receivable included $2,674,490 relating to inventory title under this agreement.
-----------

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS.
                       -----------------------------------

Results of Operations
---------------------

         The following table shows, for the periods indicated, information derived from the unaudited condensed consolidated statements of operations of the Company as a percentage of net sales:

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                  2000     1999
                                                 -----    -----
          Net sales                              100.0 %  100.0 %
          Cost of sales                           66.5     65.6
                                                 -----    -----
             Gross profit                         33.5     34.4

          Operating expenses:
             Distribution                          8.2      7.5
             Sales & Marketing                    10.0      9.6
             General & Administrative              7.6      5.8
             Product Registration & Development    3.3      3.2
             Amortization of Intangibles            .8      1.1
                                                 -----    -----
                                                  29.9     27.2
                                                 -----    -----
          Income before other expense              3.6      7.2
          Other expense, net                      (3.4)    (1.7)
                                                 -----    -----
          Net income                                .2 %    5.5 %
                                                 =====    =====

Seasonal factors affecting sales and results of operations

         Sales during the year are very seasonal. First quarter sales normally consist of sales on initial orders from direct customers and reorders from distributors who made their initial purchases for the season in the final quarter of the preceding year. Second and third quarter sales consist largely of reorders from direct-ship customers and sales of in-season promotion products. Fourth quarter sales consist primarily of shipments on early season orders from distributors who are stocking warehouses for the upcoming spring selling season. Most of the Company's sales occur during the months of December through June of each year. The level of sales for the fiscal year depends largely upon the level of retail sales of the Company's products to home owner consumers and the level of unsold retail inventory of the Company's products remaining in retail and wholesale distribution channels carried over from the previous year. Retail sales to consumers are affected by numerous outside circumstances such as weather, competitors' products and sales and marketing programs, as well as new product introductions. Each of these factors can fluctuate substantially from year to year and from quarter to quarter. Total year sales cannot be accurately projected with any degree of certainty based on results for the three months ended March 31, 2000.

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999

         Net Sales. Total net sales decreased $506,159 or 2.3% to $21,524,198 for the three months ended March 31, 2000 compared to $22,030,357 for the three months ended March 31, 1999. The following table shows the increase or decrease in net sales by business segment for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

                                         Three Months Ended
                              -----------------------------------------
                                    2000                     1999           Increase (Decrease)
                              -------------------   -------------------    --------------------
                               Net Sales      %      Net Sales      %       Net Sales       %
                              -----------   -----   -----------   -----    -----------    -----
          Consumer            $10,658,465    49.5   $10,801,437    49.0    $  (142,972)    (1.3)
          Commercial            5,122,159    23.8     4,784,866    21.7        337,293      7.0
          Commercial Dealer     5,743,574    26.7     6,444,054    29.3       (700,480)   (10.9)
                              -----------   -----   -----------   -----    -----------    -----
                               21,524,198   100.0   $22,030,357   100.0    $  (506,159)    (2.3)
                              ===========   =====   ===========   =====    ===========    =====

         Consumer segment net sales decreased 1.3% to $10,658,465 for the three months ended March 31, 2000 compared to $10,801,437 for the three months ended March 31, 1999. The relatively flat level of sales in the consumer segment reflects a 20% increase in sales of Safer(R) and Surefire(R) Branded pest control products more than offset by lower private label pesticide product sales. Lower private label sales are apparently due to efforts by some key private label customers to manage year 2000 inventories to lower levels than those maintained in 1999.

         Commercial segment sales increased $337,293 or 7.0% to $5,122,159 for the three months ended March 31, 2000 compared to $4,784,866 for the three months ended March 31, 1999. The increase in commercial segment sales was the result of an increase of approximately $1.3 million in sales of the Company's proprietary phermone products, primarily due to wider acceptance and distribution of the Company's phermone products in the California, Washington and Mexican specialty agriculture markets, offset in part by a decrease of approximately $1.0 million in AllPro(R) brand traditional chemical pesticides.

         Commercial Dealer segment sales decreased $700,480 or 10.9% to $5,743,574 for the three months ended March 31, 2000 compared to $6,444,054 for the three months ended March 31, 1999. The decrease was due primarily to prolonged dry weather conditions in California. Dry weather creates environmental conditions less favorable to the emergence of pests and, consequently, reduced demand for the Company's products.

         Gross Margins. Gross margins as a percent of sales decreased to 33.5 % for the three months ended March 31, 2000 compared to 34.4% for the three months ended March 31, 1999. The decrease in gross margins was due in part to higher procurement costs for chemical ingredients and packaging materials.

         Operating Expenses. Distribution expenses increased in absolute dollars by $116,475 or 7.1% to $1,758,702 for the three months ended March 31, 2000 from $1,642,227 for the three months ended March 31,1999, and increased as a percentage of sales to 8.2% for the three months ended March 31, 2000 compared to 7.5% for the three months ended March 31, 1999. The increase in distribution expenses was due largely to the costs associated with the Company's increased use in 2000 of third party warehousing and distribution service providers to ship certain of its products. These service providers are used by the Company on the east and west coasts to reduce the amount of time required to deliver products to key customers.

         Sales and marketing expenses in absolute dollars increased $28,863 or 1.4% to $2,146,843 for the three months ended March 31, 1999 from $2,117,980 for the three months ended March 31, 1999, and increased as a percentage of sales to 10.0% for the three months ended March 31, 2000 compared to 9.6% for the same period in 1999. The increase in sales and marketing expenses was largely due to additional expenditures on consumer segment sales and marketing programs.

         General and administrative costs increased $361,765 or 28.2% to $1,645,915 for the three months ended March 31, 2000 from $1,284,150 for the three months ended March 31, 1999. The increase was primarily due to adjustment of bad debt reserves in 1999 and corporate legal and recruiting expense in 2000.

         Product registration and development expenses increased $8,578 or 1.2% to $722,465 for the three months ended March 31, 2000 compared to $713,887 for the three months ended March 31, 1999. The increase was due primarily to additional product registration expenses for consumer segment products.

         Amortization expense decreased $67,774 or 28.6% to $169,307 for the three months ended March 31, 2000 compared to $237,081 for the three months ended March 31, 1999. The decrease in amortization expense resulted from the fourth quarter 1999 reduction in the value of intangible assets by a charge to operations for the impairment of goodwill associated with an earlier acquisition. The fourth quarter 1999 adjustment reduced the value of intangible assets by approximately $6.3 million and thereby reduced future amortization expense accordingly.

         Other Expense, Net. Net other expense increased by $357,889 or 98.0% to $722,901for the three months ended March 31, 2000 compared to net other expense of $365,012 for the three months ended March 31, 1999. The increase in net other expense was primarily caused by the additional interest expense incurred on increased borrowings on the Company's line of credit.

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

         Consistent with these seasonal trends, the Company used $10.2 million of cash in operating activities during the quarter ended March 31, 2000, applying $11.8 million to finance seasonally increased receivables and $2.2 million for increased inventories. The Company offset these operating cash uses by extending payables, resulting in a $4.8 million increase in its accounts payable during the quarter. The Company generated $167,000 of cash in investing activities, primarily through the sale of assets. The Company financed the cash used in its operating activities, as it historically has financed its seasonal cash requirements, through $10.3 million of additional borrowings under its credit agreements.

         The Company relies on financing in the form of lines of credit to fund seasonal increases in receivables and inventory and to provide general working capital and long-term financing. On July 14, 1999, the Company entered into an amended and restated credit agreement with GE Capital Services ("GE"), which secured a three-year, $37,000,000 million credit facility, of which $35,000,000 is a revolving line of credit facility and $2,000,000 is a term note. This agreement replaces a previous $25,000,000 million facility with GE. In connection with the GE Capital Services line of credit, the Company issued a warrant for the purchase of 334,793 shares of common stock at an exercise price of $5.95 per share. The warrant is exercisable immediately and expires in July 2002. The fair value of the warrant was calculated using the Black-Scholes method and was estimated at $327,032. This deferred debt issuance cost reduces the carrying value of the related debt and is being amortized over the life of the debt on a straight line basis. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

         Borrowings under the line of credit facility are limited to a borrowing base of up to 85% of eligible receivables, and up to 65% of eligible inventory, as defined in the credit agreement. Interest on borrowings is at an Index Rate (the higher of the published prime interest rate or the Federal Funds Rate plus
0.5 percentage points) plus a Revolver Index Margin of 0.35 percentage points through May 2, 2000 and of 0.55 percentage points thereafter (borrowing rate of 9.35% as of March 31, 2000). The Company is required to pay a commitment fee of 1/2% on any unused portion of the line. Outstanding borrowings totaled $29,385,898 (net of deferred debt issuance costs of $249,816) as of March 31, 2000.

         The line of credit contains provisions which require the Company to maintain a minimum level of net worth, a minimum interest coverage ratio and a limit on the Company's expenditures on capital assets. In addition, there are provisions which create a default on the line of credit agreement if the Company defaults on any of the Company's other debt agreements. On March 29, 2000 the Company entered into a First Amendment and Waiver to Credit Agreement with GE Capital, which provided a waiver of the Company's noncompliance at December 31, 1999 with the interest coverage and yearly capital expenditures covenant of the credit facility. The Company was also not in compliance with the interest coverage covenant for the quarter ended March 31, 2000, however, the Company subsequently received a waiver of non-compliance.

         As of December 31, 1999 and March 31, 2000, Sureco, a wholly owned subsidiary, was in default on a note payable to B&I Lending, totaling $1,060,765 at March 31, 2000, due to noncompliance with covenants restricting change of use of the facility and equipment in Fort Valley, Georgia, reducing inventory and equipment at the facility, and requiring a minimum tangible net worth ratio. B&I Lending has agreed to waive noncompliance and to restructure the payments on the note pending approval by the U. S. Department of Agriculture, a guarantor on the note. Pending such approval, the full value of the note has been classified as a current liability.

         The Company continues to be short of cash that would be necessary to finance all of its business requirements during the quarter ended March 31, 2000. As a result, the Company continued to extend accounts payable beyond normal terms in order to minimize borrowings on its line of credit and to manage short-term cash flow. The Company was also forced to forgo the purchase of raw materials for several product lines to avoid excess build-up in inventory. The Company has commenced a process of reducing costs and adjusting operating expenses in order to reduce its operating cash requirements and is considering strategic alternatives, including the possible sale of product lines, to generate adequate cash through the end of 2000.

         The Company believes that inflation has not had a significant impact on the results of its operations.

Forward Looking Information
---------------------------

         The information contained in this Quarterly Report includes forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including: changes in demand from major customers; effects of competition and competitive responses to the Company; changes in product mix, product costs, inventory levels and customer mix and its effect on financial performance; changes in operating expenses; the Company's ability to raise financing to satisfy its operating needs; and other factors disclosed throughout this Quarterly Report and the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statement in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and uncertainties that may affect the Company's financial condition and results of operations.
---------

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         Subsidiaries of Southern Resources, Inc., our wholly-owned subsidiary, are parties to a governmental action and to other legal proceedings in Superior Court of Fulton County, Georgia, brought by or on behalf of property owners in the area of the subsidiaries' Fort Valley, Georgia former manufacturing site. These actions and proceedings relate to environmental contamination discovered on or near the site. Management believes that the contamination occurred prior to the purchase of the plant site by SRI's subsidiaries from an unaffiliated predecessor owner. The former owner has been cooperating with governmental authorities and has begun remedial cleanup activities on the site. The Company is unable at this time to determine whether the governmental and legal actions relating to the property will result in a material loss to SRI or Verdant. We are party to other legal proceedings, which we believe to be individually and collectively immaterial to our business.


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

     *10.3 Ringer Corporation 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.)

     *10.4 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993, SEC File No. 0-18921).

     *10.5 Amendment No.1 to the Company's Stock Option Plan for Non-Employee Directors dated December 8, 1997 (incorporated by reference to
              Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB dated March 31, 1998, SEC File No. 0-18921).

     *10.6 Consep, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

     *10.7 Consep, Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

     *10.8 Consep, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

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

      10.11 Lease Agreement between Verdant Brands, Inc. and L&A Development, LLC, dated December 1, 1999 (incorporated by reference to Exhibit
              10.11 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

     *10.12 Employment Agreement between the Company and John F. Hetterick, dated December 1, 1999 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

     *10.13 Employment Agreement between the Company and Stanley Goldberg dated September 13, 1992 (incorporated by reference to Exhibit
              10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, SEC File No. 0-18921).

     *10.14 Amendment of Employment Agreement between the Company and Stanley Goldberg, dated December 5, 1997 (incorporated by reference to
              Exhibit 10.6 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

     *10.15 Termination and Consulting Agreement between the Company and Stanley Goldberg, dated December 6, 1999 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

     *10.16 Employment Agreement between the Company and Mark G. Eisenschenk, dated December 5, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

     *10.17 Separation Agreement and General Release between the Company and Mark G. Eisenschenk, dated December 6, 1999 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

     *10.18 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997 (incorporated by reference to Exhibit 10.8 of the Company's Amended Annual Report on Form 10- KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

     *10.19 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997 (incorporated by reference to Exhibit 10.9 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

      10.20 Amended and Restated Credit Agreement between the Company and General Electric Capital Corporation dated July 14, 1999 (incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB for the three months ended June 30, 1999, SEC File No. 0-18921).

      10.21 First Amendment and Waiver to Credit Agreement dated July 14, 1999 between the Company and General Electric Capital Corporation dated March 29, 2000. **

      10.22 Warrant to Purchase Common Stock in connection with the Amended and Restated Credit Agreement between the Company and General Electric Capital Corporation dated July 14, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the three months ended September 30, 1999, SEC File No. 0-18921).

      10.23 Cross-Licensing and Joint Licensing/Sale Agreement between the Company and Mycogen Corporation, dated May 31, 1994 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

      10.24 Patent License Agreement between the Company and Mycogen Corporation and Monsanto Company, dated June 29, 1994 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0-18921).

      27.1    Financial Data Schedule **


         * Management contract or compensation plan or arrangement. ** Filed with this report.



     (b)      Reports on Form 8-K

              The Company filed no Current Reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES


       In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        VERDANT BRANDS, INC.





Dated:   May 15, 2000                   By /S/ John F. Hetterick
                                           ----------------------
                                           John F. Hetterick
                                           President and Chief Executive Officer





Dated:   May 15, 2000                   By /S/ Volker Oakey
                                           -----------------
                                           Volker Oakey
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (principal financial officer)