Form 10-Q
period 2000-06-30
VERDANT BRANDS INC
filed 2000-08-14
CIK 866752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   June 30, 2000
                               -------------------------------------------------

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

         The number of shares outstanding of each of the registrant's classes of capital stock, as of July 31, 2000, was:

                  Common Stock, $.01 par value 5,112,850 shares

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                              VERDANT BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         June 30,            December 31,
                                                                           2000                 1999
                                                                     ---------------       ---------------
ASSETS

Current Assets:
  Cash and cash equivalents                                         $        668,305      $        122,226
  Accounts receivable                                                     20,107,852            14,512,761
  Inventories                                                             16,908,459            19,124,200
  Prepaid assets                                                           1,584,590               801,063
                                                                     ---------------       ---------------
   Total current assets                                                   39,269,206            34,560,250

Property and equipment (net)                                               4,759,171             6,902,402
Intangible assets (net)                                                    1,173,928            10,307,793
Other assets                                                                 169,552               232,627
                                                                     ---------------       ---------------
   Total assets                                                     $     45,371,857      $     52,003,072
                                                                     ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank line of credit                                               $     24,498,865      $      6,070,296
  Accounts payable                                                        17,703,025            12,428,728
  Accrued expenses                                                         5,551,610             3,438,120
  Current portion of long-term debt                                        6,080,211             3,006,338
                                                                     ---------------       ---------------
   Total current liabilities                                              53,833,711            24,943,482

Long-Term Debt                                                                    -             14,965,950

Shareholders' Equity:
  Common Stock, par value $.01 per share,
    authorized 10,000,000 shares,  issued and
    outstanding 5,112,850 shares                                              51,129                51,129
  Additional paid-in capital                                              49,489,653            49,489,653
  Receivable from sale of common stock                                            -                (65,625)
  Accumulated deficit                                                    (57,602,071)          (37,030,545)
  Cumulative translation adjustment                                         (400,565)             (350,972)
                                                                     ---------------       ---------------
    Total shareholders' equity                                            (8,461,854)           12,093,640
                                                                     ---------------       ---------------

    Total liabilities and shareholders' equity                      $     45,371,857      $     52,003,072
                                                                     ===============       ===============


See notes to unaudited consolidated financial statements.

                              VERDANT BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                      Six Months Ended
                                                             June 30,                                June  30,
                                                 -------------------------------        -------------------------------
                                                      2000              1999                 2000              1999
                                                 -------------    --------------        -------------     -------------
NET SALES                                       $   19,995,066   $    27,560,254       $   41,519,264    $   49,590,611
COST OF SALES                                       18,151,214        18,919,336           32,458,857        33,370,272
                                                 -------------    --------------        -------------     -------------
   Gross Profit                                      1,843,852         8,640,918            9,060,407        16,220,339

OPERATING EXPENSES:
 Distribution                                        1,958,765         1,948,747            3,717,467         3,590,974
 Sales & Marketing                                   2,966,865         2,684,150            5,113,708         4,802,130
 General & Administration                            5,285,419         1,532,185            6,931,335         2,816,335
 Product Registration & Development                    706,256           470,653            1,428,721         1,184,540
 Restructuring Expenses (Note 10)                    1,705,000                -             1,705,000                -
 Amortization of Intangibles                           169,307           129,623              338,614           366,704
 Impairment of Intangibles (Note 11)                 8,719,036                              8,719,036
                                                 -------------    --------------        -------------     -------------
                                                    21,510,648         6,765,358           27,953,881        12,760,683
                                                 -------------    --------------        -------------     -------------
INCOME (LOSS) BEFORE
  OTHER EXPENSE                                    (19,666,796)        1,875,560          (18,893,474)        3,459,656

OTHER EXPENSE, NET                                    (955,151)         (591,948)          (1,678,052)         (956,960)
                                                 -------------    --------------        -------------     -------------

INCOME (LOSS) BEFORE
  INCOME TAXES                                     (20,621,947)        1,283,612          (20,571,526)        2,502,696

INCOME TAXES
                                                 -------------    --------------        -------------     -------------

NET INCOME (LOSS)                               $  (20,621,947)  $     1,283,612       $  (20,571,526)   $    2,502,696
                                                 =============    ==============        =============     =============

Net income (loss) per common
    share - basic and diluted                   $        (4.03)  $           .25       $        (4.02)   $          .48
                                                 =============    ==============        =============     =============

Shares used in calculating basic net
    income (loss) per common share                   5,112,850         5,182,850            5,112,850         5,182,850
                                                 =============    ==============        =============     =============

Shares used in calculating diluted net
    income (loss) per common share                   5,112,850         5,187,354            5,112,850         5,185,102
                                                 =============    ==============        =============     =============


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME (LOSS)                               $  (20,621,947)  $     1,283,612       $  (20,571,526)   $    2,502,696
Other comprehensive income (no tax effect):
     Foreign currency translation
      adjustments                                      (51,933)           51,778              (49,593)          (63,147)
                                                 -------------    --------------        -------------     -------------
COMPREHENSIVE INCOME (LOSS)                     $  (20,673,880)  $     1,335,390       $  (20,621,119)   $    2,439,549
                                                 =============    ==============        =============     =============



See notes to unaudited consolidated financial statements.

                              VERDANT BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                              2000              1999
                                                                           -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                        $  (20,571,526)   $    2,502,696
 Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                                878,353           985,147
    Impairment of intangible assets                                            8,719,036
    Valuation adjustment to buildings                                          1,200,000
    Amortization of deferred debt issuance costs                                  54,506
    Loss (gain) on disposal of assets                                            478,272            (7,656)
    Loss from investment in joint venture                                         31,951
    (Increase) decrease in assets:
      Trade accounts and notes receivable                                     (8,333,680)      (12,420,086)
      Inventories                                                              4,874,691          (216,696)
      Prepaid expenses                                                          (814,984)          434,336
    Increase (decrease) in liabilities:
      Accounts payable                                                         5,431,501        (1,687,778)
      Accrued expenses                                                         1,884,839           473,580
                                                                           -------------     -------------
          Net cash used in operating activities                               (6,167,041)       (9,936,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                              (32,232)         (335,121)
 Proceeds from sale of equipment                                                 214,037           101,200
 Investment in patent and trademark applications                                 (34,000)          (21,597)
                                                                           -------------     -------------
      Net cash (used in) provided by investing activities                        147,805          (255,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings from bank line of credit                                       7,053,569         9,199,257
 Proceeds on receivable from sale of common stock                                 65,625            78,750
 Principal payments on long-term debt                                           (552,075)         (369,000)
                                                                           -------------     -------------
      Net cash received from financing activities                              6,567,119         8,909,007

 Effect of exchange rate changes on cash                                          (1,804)           (5,376)
                                                                           -------------     -------------
      Increase (decrease) in cash and cash equivalents                           546,079        (1,288,344)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                            122,226         1,783,800
                                                                           -------------     -------------
  END OF PERIOD                                                           $      668,305    $      495,456
                                                                           =============     =============



See notes to unaudited consolidated financial statements.

                              VERDANT BRANDS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

Note 1.       BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements of Verdant Brands, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the prior year ended December 31, 1999. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments of certain assets to reflect management's best estimate of their net recoverable value) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 2000.

              In recent years, the Company has pursued a strategy of growth through merger and acquisition, joining four businesses together since 1996. While the Company has had some success in combining product lines and increasing revenues, continued operating problems and decreasing demand for some product lines has led to ongoing losses, cash flow problems and defaults on a credit agreement secured by substantially all of the assets of the Company. In response to these issues, the board of directors hired Platinum Management, LLC ("Platinum") to advise the board and appointed representatives of Platinum to the Company officer positions of Chairman/CEO, President/COO, CFO, and Vice President
              - Finance. Further the board of directors has initiated efforts to sell Company assets and businesses. See Managements Discussion And Analysis on Financial Condition and Results of Operations in this Form 10-Q for further disclosures.

              The following table reflects the calculation of basic and diluted earnings (loss) per share.

                                                                       Three Months Ende               Six Months Ended
                                                                           June 30,                        June 30,
                                                                -----------------------------    -----------------------------
                                                                     2000            1999             2000            1999
                                                                -------------   -------------    -------------  --------------
              Earnings (Loss) Per Share - Basic
                Net income (loss)                              $  (20,621,947) $    1,283,612   $  (20,571,526)$     2,502,696
                                                                -------------   -------------    -------------  --------------

                Weighted average shares                             5,112,850       5,182,850        5,112,850       5,182,850
                                                                -------------   -------------    -------------  --------------
                Net income (loss) per share                    $        (4.03) $          .25   $        (4.02)$           .48
                                                                =============   =============    =============  ==============

              Earnings (Loss) Per Share - Assuming Dilution
                Net income (loss)                              $  (20,621,947) $    1,283,612   $  (20,571,526)$     2,502,696
                                                                -------------   -------------    -------------  --------------

                Weighted average shares                             5,112,850       5,182,850        5,112,850       5,182,850
                Dilutive impact of options and warrants                   [*]           4,504              [*]           2,252
                                                                -------------   -------------    -------------  --------------
                Weighted average shares and potential
                 dilutive shares outstanding                        5,112,850       5,187,354        5,112,850       5,185,102
                                                                -------------   -------------    -------------  --------------
                Net income (loss) per share                    $        (4.03) $          .25   $        (4.02)$           .48
                                                                =============   =============    =============  ==============


                [*] The impact of options and warrants are excluded because their exercise price was higher than the average share price for each period and because the Company reported a loss for the quarter and six months ended June 30,2000.

Note 2. Sales of the Company's products are greater during the period of January 1 through June 30 of each year due to seasonal factors.

Note 3.       Inventory consists of the following:

                                                               June 30,        December 31,
                                                                 2000              1999
                                                           --------------     --------------
              Raw Materials                               $     6,681,208    $     4,140,908
              Finished Goods                                   10,227,251         14,983,292
                                                           --------------     --------------
                                                          $    16,908,459    $    19,124,200
                                                           ==============     ==============

Note 4.       LONG-TERM DEBT

                                                               June 30,         December 31,
                                                                 2000               1999
                                                           --------------     --------------
              Line of credit, long-term portion           $            -     $    11,375,000
              Notes payable                                     4,646,873          4,965,466
              Mortgage loans                                    1,290,602          1,522,024
              Capital lease obligations                           142,736            109,798
              Less current portion                             (6,080,211)        (3,006,338)
                                                           --------------      -------------
                                                          $             -     $   14,965,950
                                                           ==============      =============


              Since December 31, 1999, Sureco, Inc., a wholly owned subsidiary, has been in default on a note payable to B&I Lending, totaling $1,021,479 at June 30, 2000, due to noncompliance with covenants restricting change in the use of the facility and equipment in Fort Valley, Georgia, reducing inventory and equipment at the facility, and requiring a minimum tangible net worth ratio. The full value of the note has been classified as a current liability.

              Due to the Company's default on its line of credit agreement and the prevalence of cross-default provisions in various long-term debt agreement, all long-term debt has been classified in short-term liabilities.

Note 5.       LINE OF CREDIT

              The Company relies on financing in the form of lines of credit to fund seasonal increases in receivables and inventory and to provide general working capital and long-term financing. In July 1999, the Company entered into a $37,000,000 secured credit facility with GE Capital Services ("GE"), to replace the Company's previous $25,000,000 facility with the same lender. The credit facility consists of a $35,000,000 revolving line of credit and a $2,000,000 term note and is secured by substantially all of the assets of the Company and its subsidiaries.

              The Company is in default on the GE credit facility agreement. The credit agreement contains provisions which require the Company to maintain a minimum level of net worth and a minimum interest coverage ratio and limit the Company's expenditures on capital assets. The Company was not in compliance with the interest coverage and minimum net worth covenants for the quarter ended June 30, 2000. GE has been unwilling to waive noncompliance. GE issued a default notice to the Company on June 5, 2000. Due to the Company's default, GE has the right to withdraw funding, demand immediate payment of all outstanding loan balances and foreclose against the loan collateral in satisfaction of its secured debt. The Company is working with GE to address the default and the Company's financial problems. GE has thus far refrained from exercising certain of its rights and has continued funding the Company on a restricted basis. The ultimate actions of GE and the resolution of the Company's financial problems is uncertain. The current circumstances and funding levels render the Company unable to maintain normal activities. Because the lender has not waived noncompliance, and has the right to accelerate payment of outstanding loans or otherwise restrict borrowings under the line, all outstanding borrowings under the line of credit and term loan have been classified as short-term as of June 30, 2000.

              In connection with the GE Capital Services line of credit, the Company issued a warrant for the purchase of 334,793 shares of common stock at an original exercise price of $5.95 per share. The warrant is exercisable immediately and expires in July 2002. The fair value of the warrant was calculated using the Black-Scholes method and was estimated at $327,032. This deferred debt issuance cost reduces the carrying value of the related debt and is being amortized over the life of the debt on a straight line basis. In August 2000, the warrant was amended to change the exercise price to fifty cents per share.

              Borrowings under the line of credit facility are limited to a borrowing base of up to 85% of eligible receivables, and up to 65% of eligible inventory, as defined in the credit agreement. Interest on borrowings is at an Index Rate (the higher of the published prime interest rate or the Federal Funds Rate plus 0.5 percentage points) plus a Revolver Index Margin of 0.35 percentage points through May 2, 2000 and of 0.55 percentage points thereafter (borrowing rate of 9.55% as of June 30, 2000). The Company is required to pay a commitment fee of 1/2% on any unused portion of the line. Outstanding borrowings on the GE credit facility, including the GE line of credit, totaled $24,498,865 as of June 30, 2000. Outstanding borrowings on the GE term note totaled $1,569,103 (net of $222,563 in deferred debt issuance costs) as of June 30, 2000.

Note 6.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

              Cash (paid) received for interest during the period for:


                                                                   Three Months Ended
                                                                        June 30,
                                                           ---------------------------------
                                                               2000                1999
                                                           --------------     --------------
              Interest paid                               $      (703,394)   $      (635,519)
              Interest received                                   12,218             98,379


              Non-cash transaction - The Company transferred $2,674,990 from accounts receivable to inventory in the settlement of an arrangement with a subcontractor. See Note 9.

Note 7.       FOREIGN OPERATIONS

              International sales activity, consisting of sales outside the United States, primarily in Canada, accounted for approximately 9.3% and 7.2% of total sales for the three months ended June 30, 2000 and 1999, and approximately 9.3% and 7.4% of total sales for the six months ended June 30, 2000 and 1999, respectively. A reconciliation for these periods of domestic and foreign activity for net sales, net income and identifiable assets is as follows:

                 Three Months Ended June 30, 2000:             Domestic           Foreign            Total
                 ---------------------------------         --------------     --------------     ------------
                      Net Sales                           $    18,135,244    $     1,859,822    $  19,995,066
                      Net Income (loss)                       (20,505,227)          (116,720)     (20,621,947)
                      Identifiable Assets                      41,813,305          3,558,552       45,371,857

                  Three Months Ended June 30, 1999:            Domestic           Foreign            Total
                  ---------------------------------        --------------     --------------     ------------
                      Net Sales                           $    25,583,904    $     1,976,350    $  27,560,254
                      Net Income (loss)                         1,296,465            (12,853)       1,283,612
                      Identifiable Assets                      64,769,671          3,957,315       68,726,986


                  Six Months Ended June 30, 2000:             Domestic           Foreign            Total
                  -------------------------------          --------------     --------------     ------------
                      Net Sales                           $    37,676,706    $     3,842,558    $  41,519,264
                      Net Income (loss)                       (20,642,600)            71,074      (20,571,526)
                      Identifiable Assets                      41,813,305          3,558,552       45,371,857

                  Six  Months Ended June 30, 1999:            Domestic           Foreign            Total
                  --------------------------------         --------------     --------------     ------------
                      Net Sales                           $    45,940,720    $     3,649,891    $  49,590,611
                      Net Income (loss)                         2,376,801            125,895        2,502,696
                      Identifiable Assets                      64,769,671          3,957,315       68,726,986


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

              A reconciliation for the three months and six months ended June 30, 2000 and 1999 of segment activity for net sales, net income
              (loss) and identifiable assets is as follows:


                                                                                              Commercial
                Three Months Ended June 30, 2000:              Consumer       Commercial        Dealer         Total
                ---------------------------------             -----------    -----------     -----------    -----------
                  Net Sales................................. $  8,808,366   $  1,923,274    $  9,263,426   $ 19,995,066
                  Net Income (loss).........................  (11,558,249)    (8,407,395)       (656,303)   (20,621,947)
                  Depreciation and Amortization.............      254,904         33,642         155,487        444,033
                  Interest Expense..........................      453,490        231,650         212,165        897,305
                  Interest Income...........................           -          11,659              -          11,659
                  Capital Expenditures......................        6,322             -               -           6,322
                  Identifiable Assets....................... $ 24,090,625   $  9,278,661    $ 12,002,571   $ 45,371,857

                                        8

                                                                                              Commercial
                Three Months Ended June 30, 1999:              Consumer       Commercial        Dealer         Total
                --------------------------------              -----------    -----------     -----------    -----------
                  Net Sales................................. $ 13,830,789   $  4,582,684    $  9,146,781   $ 27,560,254
                  Net Income (loss).........................      476,635        311,906         495,071      1,283,612
                  Depreciation and Amortization.............      254,935       (103,506)         22,854        174,283
                  Interest Expense..........................      553,103         98,516          15,307        666,926
                  Interest Income...........................      (15,614)            --              --        (15,614)
                  Capital Expenditures......................      132,139          1,176          51,975        185,290
                  Identifiable Assets....................... $ 39,641,296   $ 15,765,230    $ 13,320,460   $ 68,726,986

                                                                                              Commercial
                Six Months Ended June 30, 2000:                Consumer       Commercial        Dealer         Total
                -------------------------------               -----------    -----------     -----------    -----------
                  Net Sales................................. $ 19,466,831   $  7,045,433    $ 15,007,000   $ 41,519,264
                  Net Income (loss).........................  (11,668,002)    (8,215,535)       (687,989)   (20,571,526)
                  Depreciation and Amortization.............      512,330        133,023          233,00        878,353
                  Interest Expense..........................      861,647        449,409         292,560      1,603,616
                  Interest Income...........................           -          41,954              -          41,954
                  Capital Expenditures......................       32,232             -               -          32,232
                  Identifiable Assets....................... $ 24,090,625   $  9,278,661    $ 12,002,571   $ 45,371,857

                                                                                              Commercial
                Six Months Ended June 30, 1999:                Consumer       Commercial        Dealer         Total
                -------------------------------               -----------    -----------     -----------    -----------
                  Net Sales................................. $ 24,658,090   $  9,341,686    $ 15,590,835   $ 49,590,611
                  Net Income (loss).........................    1,277,423        270,993         954,280      2,502,696
                  Depreciation and Amortization.............      583,456        200,370         201,321        985,147
                  Interest Expense..........................      949,247        142,736          31,435      1,123,418
                  Interest Income...........................        4,888         (6,085)         93,159         91,962
                  Capital Expenditures......................      150,235         27,523         157,363        335,121
                  Identifiable Assets....................... $ 39,641,296   $ 15,765,230    $ 13,320,460   $ 68,726,986



Note 9.       COMMITMENTS AND CONTINGENCIES

              Subcontract Manufacturing - The Company relies on outside subcontractors for nearly all of its consumer products manufacturing needs, and manufacture a significant portion of its products at a single subcontract manufacturer. During 1999, the Company transferred title of certain inventory to this subcontractor. In March 2000, the Company agreed to reassume title to this inventory, effective April 3, 2000. At December 31, 1999, accounts receivable included $2,674,490 relating to inventory for which title had transferred under this agreement.


Note 10.      RESTRUCTURING EXPENSES

              Restructuring expenses includes $1,152,000 in accrued severance costs for terminated officers and employees and $553,000 in accrued product continuation fees to cover the required two-year registration period following product discontinuance.


Note 11.      IMPAIRMENT OF INTANGIBLE ASSETS

              Impairment of intangibles of $8,719,036 were recognized in the second quarter of 2000 for impairment of goodwill resulting from cash flow estimates on the sale of the Company's assets and/or businesses.

Note 12.      SEC STAFF ACCOUNTING BULLETIN

              In December 1999, the SEC issued Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements," which becomes effective in the fourth quarter of 2000. Management has not completed its review of the effect of the adoption of this Bulletin.


Note 13.      NASDAQ DELISTING

              On July 31, 2000, the Company was notified by the Nasdaq Stock Market that the Company has failed to maintain the minimum market value of public float and the minimum bid price as required by Nasdaq rules for continued listing on the Nasdaq National Market. The Company has until October 30, 2000 to demonstrate compliance with the Nasdaq rules or the Company's common stock will be delisted at the opening of business on November 1, 2000. The rules require that the Company maintains a minimum market value for publicly traded shares of no less than $5,000,000 and a minimum bid price of at least $1.00. On the date of notification, the Company's market value of public float was less than $2,500,000 and the bid price was less than fifty cents per share.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.



         In recent years, the Company has pursued a strategy of growth through merger and acquisition, joining four businesses together since 1996. While the Company has had some success in combining product lines and increasing revenues, continued operating problems and decreasing demand for some product lines has lead to ongoing losses, cash flow problems and defaults on a credit agreement secured by substantially all of the assets of the Company.

         To address these difficulties, the Company engaged the services of Platinum Management, LLC ("Platinum"), a Minneapolis-based turnaround management company. In May 2000, Platinum worked closely with management and the Board of Directors to assess the Company's businesses and define a strategy to address financial problems. On June 7, 2000, the Company's Board of Directors accepted the resignation of the Company's Chairman of the Board and its President and CEO, and appointed members of Platinum to the positions of Chairman/CEO, President /COO, Chief Financial Officer, and Vice President - Finance. In addition, directors Goldberg, Hetterick, Oakey, Yanni, Pass and Lovness resigned their positions as directors and, further, Hetterick and Oakey resigned as employees and officers of the Company. The remaining directors constituting the Company's board of directors, consisting of Stofer and Fischer, then reorganized the board at three directors by appointing Dean Bachelor of Platinum as a director and chairman of the board of directors of the Company. The board of directors believes that the current organization of the board and executive management is better able to deal with the Company's operating and financial problems.

         In response to the Company's continuing financial problems and to raise needed capital, the Company announced on May 22, 2000 the engagement of AgriCapital Corporation to assist the Company in the divestiture of portions of its commercial dealer business segment. The Company further announced on June 26, 2000 the engagement of Goldsmith-Agio-Helms, an investment banking firm, to assist the Company in exploring the sale of part or all of the Company's retail business segment. At the same time, the Company announced that it had received a default notice from GE Capital Services, the Company's secured lender holding a first security interest in substantially all of the assets of the Company. The Company has been working closely with GE Capital to address the Company's financial problems and to correct the defaults. Any cash generated from the sale of business assets will be first used to retire the GE Capital debt. After satisfying the GE debt, remaining cash flows, if any, will be applied toward payment of unsecured creditors. The cash flows to be generated are uncertain and may be inadequate to pay unsecured creditors in full.

         The Company has been contacted by parties interested in acquiring portions of the Company's retail and commercial dealer business assets. Discussions continue with interested parties toward a divestiture of these business assets, however, when or if an agreement may be reached is uncertain. In addition, the Company has received an unsolicited bid for the Company's commercial pheromone business, which represents approximately one-third of the Company's current revenues. The Company has delayed any response to this bid pending further review of its strategic options and the results of current divestiture discussions. In view of the Company's efforts to sell substantially all of the assets of the Company, the Company is not reporting discontinued operations within its financial statements.

         In response to cash flow problems, the Company placed a moratorium on the payment of approximately $16 million in trade accounts payable and certain other liabilities existing prior to May 31, 2000. This has caused many vendors, some critical to operations, to withhold credit and otherwise restrict the Company's ability to acquire materials and services. The resolution of past due trade accounts and certain other liabilities is uncertain and depends to a great extent on the Company's ability to generate cash in excess of that required to retire the Company's senior secured creditor. The Company's senior secured creditor is continuing to fund operations on a restricted basis, however, funding is inadequate for normal operations and the continuation of current funding is uncertain. The Company is working with GE Capital on an agreement to allow the Company to continue operating without GE Capital's foreclosure on the assets of the Company, however, there is no assurance that the Company will be successful in negotiating such an agreement.

On July 31, 2000, the Company was notified by the Nasdaq Stock Market that the Company has failed to maintain the minimum market value of public float and the minimum bid price as required by Nasdaq rules for continued listing on the Nasdaq National Market. The Company has until October 30, 2000 to demonstrate compliance with the Nasdaq rules or the Company's common stock will be delisted at the opening of business on November 1, 2000. The rules require that the Company maintains a minimum market value for publicly traded shares of no less than $5,000,000 and a minimum bid price of at least $1.00. On the date of notification, the Company's market value of public float was less than $2,500,000 and the bid price was less than fifty cents per share.

Results of Operations

         The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                      June 30,
                                                      ------------------------------------------------------
                                                         2000          1999           2000           1999
                                                      ----------    ----------     ----------     ----------
         Net sales                                         100.0%        100.0%         100.0%         100.0%
         Cost of sales                                      90.8          68.6           78.2           67.3
                                                      ----------    ----------     ----------     ----------
            Gross profit                                     9.2          31.4           21.8           32.7

         Operating Expenses:
            Distribution                                     9.8           7.1            9.0            7.2
            Sales & Marketing                               14.8           9.7           12.3            9.7
            General & Administrative                        26.5           5.5           16.7            5.7
            Product Registrations & Development              3.5           1.7            3.4            2.4
            Restructuring Expense                            8.5            -             4.1             -
            Amortization of Intangibles                       .8            .5             .8             .7
            Impairment of Intangibles                       43.6            -            21.0             -
                                                      ----------    ----------     ----------     ----------
                                                           107.5          24.5           67.3           25.7
                                                      ----------    ----------     ----------     ----------
         Income (loss) before other expense                (98.3)          6.9          (45.5)           7.0
         Other expense, net                                 (4.8)         (2.1)          (4.0)          (1.9)
                                                      ----------    ----------     ----------     ----------
         Net income (loss)                                (103.1)          4.8%         (49.5)%          5.1%
                                                      ==========    ==========     ==========     ==========


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

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999

           Net Sales. Net sales decreased $7,565,188 or 27.4% to $19,995,066 in the three months ended June 30, 2000 compared to $27,560,254 for the three months ended June 30, 1999. The decrease was primarily the result of $5,022,423 in lower retail segment sales and $2,659,410 in lower commercial segment sales. The lower retail segment sales were due in part to reduced purchases by two large private label customers resulting from slow sales and overstock problems. In addition, retail sales were negatively impacted by a $1,600,000 provision recorded in the second quarter of 2000 for anticipated sales returns, discounts and allowances. The lower commercial segment sales was resulted primarily from the loss of the Sevin(R) brand pesticide and other discontinued products.

           Gross Margins. Gross margins as a percent of sales decreased 22.2 percentage points to 9.2% for the three months ended June 30, 2000 compared to 31.4% for the three months ended June 30, 1999. Approximately 13.0 percentage points of the decrease was due to a second quarter 2000 provision for obsolete and excess inventory totaling $2,576,000 resulting from the discontinuance of certain products and the existence of excess inventory resulting from slower than expect retail product sales. The remaining 9.2 percentage point decrease in gross margins was due primarily to a shift in sales mix to a higher percentage mix of commercial and commercial dealer sales which carry a lower gross margin than retail products.

           Operating Expenses. Distribution expenses increased slightly in absolute dollars to $1,958,765 for the three months ended June 30, 2000 from $1,948,747 for the three months ended June 30, 1999, and increased as a percentage of sales to 9.8% for the three months ended June 30, 2000 from 7.1% for the three months ended June 30, 1999. The increase in distribution expenses in 2000 compared to 1999 was due to extra expenses incurred in shipments of products through an agency arrangement on the west coast and to costs incurred for outside storage facilities to store excess inventory.

         Sales and marketing expenses in absolute dollars increased $282,715 or 10.5% to $2,966,865 for the three months ended June 30, 2000 from $2,684,150 for the three months ended June 30, 1999, and increased as a percentage of sales to 14.8% for the three months ended June 30, 2000 compared to 9.7% for the same period in 1999. The increase in sales and marketing expenses in absolute dollars was largely due to higher sales program expenses incurred in 2000 compared to 1999 in an effort to make up for sales shortfalls during the first and second quarters of 2000.

         General and administrative costs increased $3,753,234 or 245% to $5,285,419 for the three months ended June 30, 2000 from $1,532,185 for the three months ended June 30, 1999. The increase was in part due to a $1,200,000 charge taken in the second quarter of 2000 to write down the carrying value of certain buildings and equipment to recovery value, and a charge taken in the same period of $480,806 to write off abandoned building projects in process. In addition, the Company recorded a provision for doubtful accounts in the second quarter of 2000 totaling approximately $1,700,000 to reserve for accounts of customers filing bankruptcy or having recently demonstrated serious financial trouble. The remaining increase of approximately $370,000 was mainly the result of increased legal and consulting expenses relating to efforts to deal with the Company's financial problems.

         Product registration and development expenses increased $235,603 or 50.0% to $706,256 for the three months ended June 30, 2000 compared to $470,653 for the three months ended June 30, 1999. The increase was due primarily to increased product registration costs associated with the conversion of Surefire(R) branded products to Safer(R) brand labels and the increase in registered labels resulting from label changes made to certain product lines.

         Restructuring expenses of $1,705,000 incurred in the second quarter of 2000 consist of $1,152,000 in accrued severance costs for certain terminated officers and employees and of $553,000 in accrued product registration continuation fees associated with certain discontinued pesticide products.

         Amortization of intangibles increased $39,684 or 30.6% to $169,307 for the three months ended June 30, 2000 compared to $129,623 for the three months ended June 30, 1999. The increase was due to accelerated amortization resulting from reductions in the estimated useful lives of certain intangibles.

         Impairment of intangibles of $8,719,036 were recognized in the second quarter of 2000 for impairment of goodwill resulting from cash flow estimates on the sale of the Company's assets and/or businesses.

         Other Expense, Net. Net other expense increased by $363,203 or 61.4% to $955,151 for the three months ended June 30, 2000 compared to net other expense of $591,948 for the three months ended June 30, 1999. The increase in net other expense was mainly due to increased interest expense on higher average borrowings on the Company's line of credit and the effect of higher interest rates.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999

         Net Sales. Net sales decreased $8,071,347 or 16.3% to $41,519,264 in the six months ended June 30, 2000 compared to $49,590,611 for the six months ended June 30, 1999. The decrease was primarily the result of $5,191,259 in lower retail segment sales and $2,296,253 in lower commercial segment sales. The lower retail segment sales were due in part to reduced purchases by two large private label customers resulting from slow sales and overstock problems. In addition, retail sales were negatively impacted by a $600,000 provision recorded in the second quarter of 2000 for anticipated sales discounts and allowances on discontinued products. The lower commercial segment sales was resulted primarily from the loss of the Sevin(R) brand pesticide and other discontinued products.

         Gross Margins. Gross margins as a percent of sales decreased 10.9 percentage points to 21.8% for the six months ended June 30, 2000 compared to 32.7% for the six months ended June 30, 1999. Approximately 6.2 percentage points of the decrease was due to a second quarter 2000 provision for obsolete and excess inventory totaling $2,576,000 resulting from the discontinuance of certain products and the existence of excess inventory resulting from slower than expect retail product sales. The remaining 4.7 percentage point decrease in gross margins was due primarily to a shift in sales mix to a higher percentage mix of commercial and commercial dealer sales which carry a lower gross margin than retail products.

         Operating Expenses. Distribution expenses increased $126,493 or 3.5% in absolute dollars to $3,717,467 for the six months ended June 30, 2000 from $3,590,974 for the six months ended June 30, 1999, and increased as a percentage of sales to 9.0% for the three months ended June 30, 2000 from 7.2% for the three months ended June 30, 1999. The increase in distribution expenses in 2000 compared to 1999 was due to extra expenses incurred in shipments of products through an agency arrangement on the west coast and to costs incurred for outside storage facilities to store excess inventory.

         Sales and marketing expenses in absolute dollars increased $311,578 or 6.5% to $5,113,708 for the six months ended June 30, 2000 from $4,802,130 for the six months ended June 30, 1999, and increased as a percentage of sales to 12.3% for the six months ended June 30, 2000 compared to 9.7% for the same period in 1999. The increase in sales and marketing expenses in absolute dollars was largely due to higher sales program expenses incurred in 2000 compared to 1999 in an effort to make up for sales shortfalls during the first and second quarters of 2000.

         General and administrative costs increased $4,115,000 or 146% to $6,931,335 for the six months ended June 30, 2000 from $2,816,335 for the six months ended June 30, 1999. The increase was in part due to a $1,200,000 charge taken in the second quarter of 2000 to write down the carrying value of certain buildings and equipment to recovery value, and a charge taken in the same period of $480,806 to write off abandoned building projects in process. In addition, the Company recorded a provision for doubtful accounts in the second quarter of 2000 totaling approximately $1,700,000 to reserve for accounts of customers filing bankruptcy or having recently demonstrated serious financial trouble. The remaining increase of approximately $730,000 was mainly the result of increased legal, recruiting and consulting expenses relating to efforts to deal with the Company's financial problems and to employee turnover.

         Product registration and development expenses increased $244,181 or 20.6% to $1,428,721 for the six months ended June 30, 2000 compared to $1,184,540 for the six months ended June 30, 1999. The increase was due primarily to increased product registration costs associated with the conversion of Surefire(R) branded products to Safer(R) brand labels and the increase in registered labels resulting from label changes made to certain product lines.

         Restructuring expenses of $1,705,000 incurred in the second quarter of 2000 consist of $1,152,000 in accrued severance costs for certain terminated officers and employees and of $553,000 in accrued product registration continuation fees associated with certain discontinued pesticide products.

         Amortization of intangibles decreased $28,090 to $338,614 for the six months ended June 30, 2000 compared to $366,704 for the six months ended June 30, 1999. The decrease was due to the reduction in goodwill resulting of final valuation adjustments recorded in the fourth quarter of 1999.

         Impairment of intangibles of $8,719,036 were recognized in the second quarter of 2000 for impairment of goodwill resulting from cash flow estimates on the sale of the Company's assets and/or businesses.

         Other Expense, Net. Net other expense increased by $721,092 or 75.4% to $1,678,052 for the six months ended June 30, 2000 compared to net other expense of $956,960 for the six months ended June 30, 1999. The increase in net other expense was mainly due to increased interest expense on higher average borrowings on the Company's line of credit and the effect of higher interest rates.

Liquidity and Capital Resources

         The Company's operations and cash needs are highly seasonal. During the three months ended December 31 of each year, the Company usually solicits and ships early orders and expands production to build inventory needed for its major selling season. Most of the Company's seasonal shipments and therefore most of the billings that result in revenue recognition and in receivables, occur during the months of December through May of each year. Accordingly, the Company typically consumes significant cash in operating activities during the periods from October through May from year to year as it finances increases in its inventory, primarily during the periods from October through April, and increases in receivables, primarily during the period from late December through the end of May.

         Cash increased $546,079 during the six months ended June 30, 2000. The increase in cash reflects the following: Cash used in operating activities of $6,167,041 resulting primarily from funding operating losses and increases in accounts receivable, offset in part by increased accounts payable; cash provided by investing activities of $147,805, primarily from the sale of equipment; cash provided by financing activities of $6,567,119, primarily from borrowings on the Company's line of credit, offset in part by payments on long-term debt.

         The Company relies on financing in the form of lines of credit to fund seasonal increases in receivables and inventory and to provide general working capital and long-term financing. In July 1999, the Company entered into a $37,000,000 secured credit facility with GE Capital Services ("GE"), to replace the Company's previous $25,000,000 facility with the same lender. The credit facility consists of a $35,000,000 revolving line of credit and a $2,000,000 term note and is secured by substantially all of the assets of the Company and its subsidiaries.

         The Company is in default on the GE credit facility agreement. The credit agreement contains provisions which require the Company to maintain a minimum level of net worth and a minimum interest coverage ratio and limit the Company's expenditures on capital assets. The Company was not in compliance with the interest coverage and minimum net worth covenants for the quarter ended June 30, 2000. GE has been unwilling to waive noncompliance. GE issued a default notice to the Company on June 5, 2000. Due to the Company's default, GE has the right to withdraw funding, demand immediate payment of all outstanding loan balances and foreclose against the loan collateral in satisfaction of its secured debt. The Company is working with GE to address the default and the Company's financial problems. GE has thus far refrained from exercising certain of its rights and has continued funding the Company on a restricted basis. The ultimate actions of GE and the resolution of the Company's financial problems is uncertain. The current circumstances and funding levels render the Company unable to maintain normal activities. Because the lender has not waived noncompliance, and has the right to accelerate payment of outstanding loans or otherwise restrict borrowings under the line, all outstanding borrowings under the line of credit and term loan have been classified as short-term as of June 30, 2000.

         In connection with the GE Capital Services line of credit, the Company issued a warrant for the purchase of 334,793 shares of common stock at an original exercise price of $5.95 per share. The warrant is exercisable immediately and expires in July 2002. The fair value of the warrant was calculated using the Black-Scholes method and was estimated at $327,032. This deferred debt issuance cost reduces the carrying value of the related debt and is being amortized over the life of the debt on a straight line basis. In August 2000, the warrant was amended to change the exercise price to fifty cents per share.

         Borrowings under the line of credit facility are limited to a borrowing base of up to 85% of eligible receivables, and up to 65% of eligible inventory, as defined in the credit agreement. Interest on borrowings is at an Index Rate (the higher of the published prime interest rate or the Federal Funds Rate plus
0.5 percentage points) plus a Revolver Index Margin of 0.35 percentage points through May 2, 2000 and of 0.55 percentage points thereafter (borrowing rate of 9.55% as of June 30, 2000). The Company is required to pay a commitment fee of 1/2% on any unused portion of the line. Outstanding borrowings on the GE credit facility, including the GE line of credit, totaled $24,498,865 as of June 30, 2000. Outstanding borrowings on the GE term note totaled $1,569,103 (net of $222,563 in deferred debt issuance costs) as of June 30, 2000.

         As of December 31, 1999, March 31, 2000 and June 30, 2000, Sureco, a wholly owned subsidiary, was in default on a note payable to B&I Lending, totaling $1,021,479 at June 30, 2000, due to noncompliance with covenants restricting change of use of the facility and equipment in Fort Valley, Georgia, reducing inventory and equipment at the facility, and requiring a minimum tangible net worth ratio. The full value of the note has been classified as a current liability.

         The Company believes that inflation has not had a significant impact on the results of its operations.

FORWARD LOOKING INFORMATION

         The information contained in this Quarterly Report includes forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's efforts to deal with its financial problems, the Company's efforts to sell certain assets or businesses, the Company's efforts and intention to pay down the secured GE Capital debt, the Company's ongoing relationship with GE Capital, the uncertainty of continued funding by GE Capital, the potential for foreclosure by GE Capital against the assets on the Company, and the Company's inability to operate normally. These forward-looking statements involve a number of risks and uncertainties, including: The Company's relationship with GE Capital; the Company's ability pay down GE Capital's secured debt; the Company's ability to successfully negotiate with GE Capital for continued funding, waiver of defaults and forbearance on foreclosure against the Company's assets; the Company's ability to conclude planned sales of assets or businesses and willingness of the Company's shareholders' to approve any such sales; the Company's ability to retain customers, vendors or personnel necessary to continue operations; and other factors disclosed throughout this Quarterly Report and the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statement in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and uncertainties that may affect the Company's financial condition and results of operations.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         Subsidiaries of Southern Resources, Inc., our wholly-owned subsidiary, and other parties have been issued governmental orders requiring them to investigate and cleanup the subsidiaries' Fort Valley, Georgia former manufacturing site, currently maintained by the subsidiaries as a warehouse, and adjacent property not owned by the subsidiaries, which properties are collectively known as the Woolfolk Chemical Works site. This site is listed by the United States Environmental Protection Agency ("EPA") on its National Priorities List (NPL). These actions relate to environmental contamination discovered on and near the Woolfolk site. The former owner of the entire Woolfolk site and its predecessors, which are unaffiliated with SRI or its subsidiaries, conducted operations at the property owned by one of the subsidiaries of SRI, between some time prior to 1920 and 1984. Management believes that these historical operations prior to 1984 were the primary source of the contamination of the Woolfolk site. The subsidiaries have conducted certain limited remedial activities at the property at the request of governmental authorities. The former owner of the Woolfolk site has conducted certain investigation and cleanup activities at the site at the request of the EPA. The former owner, however, has declined to undertake additional remedial activities requested by EPA. EPA presently is directing additional cleanup of the Woolfolk site. We are unable at this time to determine whether the legal actions relating to the subsidiaries' Fort Valley property will result in a material loss to SRI or Verdant. We are party to other legal proceedings, which we believe to be individually and collectively immaterial to our business.

Item 3.  DEFAULT UPON SENIOR SECURITIES

         The Amended and Restated Credit Agreement, dated as of July 14, 1999, as amended (the "Credit Agreement") among the Company, its subsidiaries and GE contains covenants that the Company will maintain certain levels of interest coverage and net worth with which the Company was not in compliance at June 30, 2000. The failure to comply with these covenants, as well as the default by Sureco under its credit agreement, constitute "events of default" under the Credit Agreement that would, unless waived, allow GE to both refuse additional borrowings under the Credit Agreement, to consider all outstanding borrowings immediately due and payable and to exercise its rights against loan collateral.

         GE has been unwilling to waive this event of noncompliance and has notified the Company of its default under the credit agreement. GE has yet to exercise its full rights under the credit agreement. The Company's debt to GE in default, consisting of its line of credit and term note, totaled $22,815,017 as of August 14, 2000

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of shareholders was held on May 25, 2000. There were 5,202,800 shares of common stock entitled to vote and a total of 4,086,865 shares (78.6%) were represented at the meeting. The following four items of business were presented. Items 1, 2 and 3 were approved by a majority vote of the outstanding shares of the Company's common stock present and entitled to vote on that matter. Item 4 was not approved. The items of business and the votes cast are as follows:

1. Election of eight directors as slated in the proxy statement, all of which are incumbents standing for reelection. ALL NOMINEES WERE ELECTED by a majority vote as follows:

                                             For           Withhold
                                        ------------     -----------
                  Stanley Goldberg         3,720,917         365,948
                  Gordon F. Stofer         3,777,643         309,222
                  Robert W. Fischer        3,771,025         315,840
                  Donald E. Lovness        3,776,963         309,902
                  Franklin Pass, M.D.      3,777,701         309,164
                  Frederick F. Yanni       3,777,643         309,222
                  John F. Hetterick        3,897,613         189,252
                  Volker G. Oakey          3,898,014         188,851

         Subsequent to the annual shareholders meeting, directors Goldberg, Lovness, Pass, Yanni, Hetterick and Oakey resigned their positions as directors. The remaining directors, Stofer and Fischer, appointed Dean Bachelor from Platnum Management, LLC as a director and chairman of the board of directors of the Company. See Managements Discussion and Analysis of Financial Condition and Results of Operations herein for further information about management and board changes.

2. Ratification of the appointment of Deloitte and Touche LLP as the Company's independent accountants to audit the Company's consolidated financial statements for 2000. APPOINTMENT WAS RATIFIED by a majority vote as follows:

                                                                                       Broker
                              For               Against            Abstain            Non-votes
                         -------------      --------------      -------------       -------------
                             3,915,536             160,122             11,207               -0-


3. Approval of an amendment to the Company's 1996 Employee Incentive Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance upon the exercise of options granted under the Plan by 500,000, (from 250,000 shares to 750,000 shares) and to increase the limit on the number of options that may be granted to an employee in a twelve month period from 100,000 shares to 250,000 shares. APPROVAL WAS OBTAINED by a majority vote of shares qualified to vote on this matter. The vote was as follows:

                                                                                        Broker
                              For               Against            Abstain             Non-votes
                         -------------      --------------      -------------       -------------
                             1,370,632             480,085             21,220           2,214,928


4. Approval of an amendment to the Company's Stock Option Plan for Non-employee Directors to increase the number of shares of the Company's common stock reserved for issuance upon the exercise of options granted under the Plan by 150,000 (from 80,000 shares to 230,000 shares) and to change the manner in which options are granted to non-employee directors. APPROVAL WAS NOT OBTAINED due to less than a majority vote of shares necessary to constitute a quorum. The vote was as follows:

                                                                                         Broker
                             For                Against            Abstain             Non-votes
                         -------------      --------------      -------------       -------------
                             1,169,936             682,754             19,247           2,214,928



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

 * 10.4 Amendment No. 1, adopted at the 1999 annual shareholder's meeting, and Amendment No. 2, adopted at the 2000 annual shareholder's
              meeting, to the Company's 1996 Employee Stock Option Plan    **

 * 10.5 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993, SEC File No. 0-18921).

 * 10.6 Amendment No.1 to the Company's Stock Option Plan for Non-Employee Directors dated December 8, 1997 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB dated March 31, 1998, SEC File No. 0-18921).

 * 10.7 Consep, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

 * 10.8 Consep, Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

 * 10.9 Consep, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

  10.10 Lease Agreement between the Company and 94th Street Associates, a Minnesota Partnership, dated August 15, 1996 (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, SEC File No. 0-18921.)

  10.11 Amendment to Lease Agreement between the Company and 94th Street Associates, a Minnesota Partnership, dated November 17, 1998 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31,1998, SEC File No. 0-18921).

  10.12 Lease Agreement between Verdant Brands, Inc. and L&A Development, LLC, dated December 1, 1999 (incorporated by reference to Exhibit
              10.11 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

 *10.13 Employment Agreement between the Company and John F. Hetterick, dated December 1, 1999 (incorporated by reference to Exhibit
              10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

 *10.14 Employment Agreement between the Company and Stanley Goldberg dated September 13, 1992 (incorporated by reference to Exhibit
              10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, SEC File No. 0-18921).

 *10.15 Amendment of Employment Agreement between the Company and Stanley Goldberg, dated December 5, 1997 (incorporated by reference to
              Exhibit 10.6 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

 *10.16 Termination and Consulting Agreement between the Company and Stanley Goldberg, dated December 6, 1999 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

 *10.17 Employment Agreement between the Company and Mark G. Eisenschenk, dated December 5, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Amended Annual Report on Form 10- KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

 *10.18 Separation Agreement and General Release between the Company and Mark G. Eisenschenk, dated December 6, 1999 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

 *10.19 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997 (incorporated by reference to Exhibit 10.8 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

 *10.20 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997 (incorporated by reference to Exhibit 10.9 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

  10.21 Amended and Restated Credit Agreement between the Company and General Electric Capital Corporation dated July 14, 1999 (incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB for the three months ended June 30, 1999, SEC File No. 0- 18921).

  10.22 First Amendment and Waiver to Credit Agreement dated July 14, 1999 between the Company and General Electric Capital Corporation dated March 29, 2000 (incorporated by reference to
              Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2000, SEC File No. 0-18921).

  10.23 Warrant to Purchase Common Stock in connection with the Amended and Restated Credit Agreement between the Company and General Electric Capital Corporation dated July 14, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the three months ended September 30, 1999, SEC File No. 0-18921).

  10.24 Cross-Licensing and Joint Licensing/Sale Agreement between the Company and Mycogen Corporation, dated May 31, 1994
              (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0- 18921).

  10.25 Patent License Agreement between the Company and Mycogen Corporation and Monsanto Company, dated June 29, 1994 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1994, SEC File No. 0- 18921).

 *10.26       Agreement between the Company and Platinum Management LLC dated
              June 5, 2000.                                               **

   27.1       Financial Data Schedule                                     **


      *  Management contract or compensation plan or arrangement.
     **  Filed with this report.



  (b)    Reports on Form 8-K

         The Company filed no Current Reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   VERDANT BRANDS, INC.





Dated:   August 14, 2000           By /S/ Dean Bachelor
                                     -------------------------------------------
                                      Dean Bachelor
                                      Chief Executive Officer





Dated:   August 14, 2000           By /S/ Mike Blair
                                     -------------------------------------------
                                      Mike Blair
                                      Chief Financial Officer
                                      (principal financial officer)