Form 10-Q
period 2000-09-30
VERDANT BRANDS INC
filed 2000-11-14
CIK 866752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              September 30, 2000
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    ------------------------


Commission file number:                        0-18921
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

         The number of shares outstanding of each of the registrant's classes of capital stock, as of October 31, 2000, was:

                  Common Stock, $.01 par value 5,112,850 shares

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                              VERDANT BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                            September 30,          December 31,
                                                                                2000                  1999
                                                                           ---------------       ---------------
ASSETS

Current Assets:
  Cash and cash equivalents                                               $        248,690      $        122,226
  Accounts receivable                                                            7,224,866            14,512,761
  Inventories                                                                   11,330,181            19,124,200
  Prepaid assets                                                                 1,292,062               801,063
                                                                           ---------------       ---------------
   Total current assets                                                         20,095,799            34,560,250

Property and equipment (net)                                                     4,531,862             6,902,402
Intangible assets (net)                                                          1,122,623            10,307,793
Other assets                                                                        51,867               232,627
                                                                           ---------------       ---------------
   Total assets                                                           $     25,802,151      $     52,003,072
                                                                           ===============       ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank line of credit                                                     $     16,572,468      $      6,070,296
  Accounts payable                                                              17,273,639            12,428,728
  Accrued expenses                                                               3,961,907             3,438,120
  Current portion of long-term debt                                              5,517,272             3,006,338
                                                                           ---------------       ---------------
   Total current liabilities                                                    43,325,286            24,943,482

Long-Term Debt                                                                          -             14,965,950

Shareholders' Equity:
  Common Stock, par value $.01 per share,
    authorized 10,000,000 shares, issued and
    outstanding 5,112,850 shares                                                    51,129                51,129
  Additional paid-in capital                                                    49,489,653            49,489,653
  Receivable from sale of common stock                                                  -                (65,625)
  Accumulated deficit                                                          (66,641,638)          (37,030,545)
  Cumulative translation adjustment                                               (422,279)             (350,972)
                                                                           ---------------       ---------------
    Total shareholders' equity                                                 (17,523,135)           12,093,640
                                                                           ---------------       ---------------

    Total liabilities and shareholders' equity                            $     25,802,151      $     52,003,072
                                                                           ===============       ===============

See notes to unaudited consolidated financial statements.

                              VERDANT BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       Three Months Ended                      Nine Months Ended
                                                           September 30,                           September 30,
                                                 -------------------------------        -------------------------------
                                                    2000              1999                   2000              1999
                                                 -------------    --------------        -------------     -------------
NET SALES                                       $   10,266,168   $    13,837,284       $   51,785,432    $   63,427,895
COST OF SALES                                        9,998,258        10,468,546           42,457,115        43,838,818
                                                 -------------    --------------        -------------     -------------
   Gross Profit                                        267,910         3,368,738            9,328,317        19,589,077

OPERATING EXPENSES:
 Distribution                                        1,307,065         1,139,986            5,024,532         4,730,960
 Sales & Marketing                                   2,326,788         2,102,456            7,440,496         6,904,586
 General & Administration                            1,450,608         1,089,883            8,381,943         3,906,218
 Product Registration & Development                    689,426           516,675            2,118,147         1,701,215
 Restructuring Expenses (Note 10)                            -                -             1,705,000                -
 Amortization of Intangibles                            12,232           323,879              350,846           690,583
 Impairment of Intangibles (Note 11)                         -                 -            8,719,036                 -
 Sale of Assets                                      2,329,255                 -            2,329,255                 -
                                                 -------------    --------------        -------------     -------------
                                                     8,115,374         5,172,879           36,069,255        17,933,562
                                                 -------------    --------------        -------------     -------------
INCOME (LOSS) BEFORE
  OTHER EXPENSE                                     (7,847,464)       (1,804,141)         (26,740,938)        1,655,515

OTHER EXPENSE, NET                                  (1,192,103)         (653,987)          (2,870,155)       (1,610,947)
                                                 -------------    --------------        -------------     -------------

INCOME (LOSS) BEFORE
  INCOME TAXES                                      (9,039,567)       (2,458,128)         (29,611,093)           44,568

INCOME TAXES                                                 -                 -                    -                 -
                                                 -------------    --------------        -------------     -------------

NET INCOME (LOSS)                               $   (9,039,567)  $    (2,458,128)      $  (29,611,093)   $       44,568
                                                 =============    ==============        =============     =============

Net income (loss) per common
    share - basic and diluted                   $        (1.77)  $          (.48)      $        (5.79)   $          .01
                                                 =============    ==============        =============     =============

Shares used in calculating basic net
    income (loss) per common share                   5,112,850         5,134,004            5,112,850         5,166,568
                                                 =============    ==============        =============     =============

Shares used in calculating diluted net
    income (loss) per common share                   5,112,850         5,134,004            5,112,850         5,168,069
                                                 =============    ==============        =============     =============

                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME (LOSS)                               $   (9,039,567)  $    (2,458,128)      $  (29,611,093)   $       44,568
Other comprehensive income (no tax effect):
     Foreign currency translation
      adjustments                                      (21,714)           (5,608)             (71,307)          (68,755)
                                                 -------------    --------------        -------------     -------------
COMPREHENSIVE INCOME (LOSS)                     $   (9,061,281)  $    (2,463,736)      $  (29,682,400)   $      (24,187)
                                                 =============    ==============        =============     =============

See notes to unaudited consolidated financial statements.

                              VERDANT BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                           -------------------------------
                                                                               2000              1999
                                                                           -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                        $  (29,611,093)   $       44,568
 Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                              1,012,808         1,388,551
    Impairment of intangible assets                                            8,719,036
    Valuation adjustment to buildings                                          1,200,000
    Amortization of deferred debt issuance costs                                  72,674            22,711
    Loss (gain) on disposal of assets                                            569,413            (7,656)
    Loss from investment in joint venture                                         31,951
    (Increase) decrease in assets:
      Trade accounts and notes receivable                                      4,612,905        (3,854,795)
      Inventories                                                             10,469,009         2,138,036
      Prepaid expenses                                                          (490,999)          204,324
    Increase (decrease) in liabilities:
      Accounts payable                                                         4,540,638        (6,356,211)
      Accrued expenses                                                           523,787          (509,380)
                                                                           -------------     -------------
          Net cash used in operating activities                                1,650,129        (6,929,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                              (38,752)         (458,326)
 Proceeds from sale of equipment                                                 347,981           101,200
 Investment in patent and trademark applications                                 (52,639)          (29,400)
                                                                           -------------     -------------
      Net cash (used in) provided by investing activities                        256,590          (386,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings from bank line of credit                                        (872,828)        3,995,501
 Proceeds on receivable from sale of common stock                                 65,625           144,375
 Borrowings from long term debt                                                        -         2,106,246
 Principal payments on long-term debt                                           (956,967)         (628,971)
                                                                           -------------     -------------
      Net cash received from financing activities                             (1,764,170)        5,617,151

 Effect of exchange rate changes on cash                                         (16,085)           (6,649)
                                                                           -------------     -------------
      Increase (decrease) in cash and cash equivalents                           126,464        (1,705,876)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                            122,226         1,783,800
                                                                           -------------     -------------
  END OF PERIOD                                                           $      248,690    $       77,924
                                                                           =============     =============



See notes to unaudited consolidated financial statements.

                              VERDANT BRANDS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Note 1.       BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements of Verdant Brands, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the prior year ended December 31, 1999. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments of certain assets to reflect management's best estimate of their net recoverable value) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 2000.

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

              The following table reflects the calculation of basic and diluted earnings (loss) per share.



                                                                      Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                                -----------------------------    -----------------------------
                                                                    2000            1999             2000            1999
                                                                -------------   -------------    -------------  --------------
              Earnings (Loss) Per Share - Basic
                Net income (loss)                               $  (9,039,567)  $  (2,458,128)   $ (29,611,093) $       44,568
                                                                -------------   -------------    -------------  --------------

                Weighted average shares                             5,112,850       5,134,004        5,112,850       5,166,568
                                                                -------------   -------------    -------------  --------------
                Net income (loss) per share                     $       (1.77)  $        (.48)   $       (5.79) $          .01
                                                                =============   =============    =============  ==============

              Earnings (Loss) Per Share - Assuming Dilution
                Net income (loss)                               $  (9,039,567)  $  (2,458,128)   $ (29,611,093) $       44,568
                                                                -------------   -------------    -------------  --------------

                Weighted average shares                             5,112,850       5,134,004        5,112,850       5,166,568
                Dilutive impact of options and warrants                   [*]             [*]              [*]           1,501
                                                                -------------   -------------    -------------  --------------
                Weighted average shares and potential
                 dilutive shares outstanding                        5,112,850       5,134,004        5,112,850       5,168,069
                                                                -------------   -------------    -------------  --------------
                Net income (loss) per share                     $       (1.77)  $        (.48)   $       (5.79) $          .01
                                                                =============   =============    =============  ==============

              [*] The impact of options and warrants are excluded because their exercise price was higher than the average share price for each period and because the Company reported a loss for the quarter and nine months ended September 30, 2000.

Note 2. Sales of the Company's products are greater during the period of January 1 through June 30 of each year due to seasonal factors.

Note 3.       Inventory consists of the following:


                                                            September 30,       December 31,
                                                                2000                1999
                                                           --------------     --------------
              Raw Materials                                 $   5,742,499      $   4,140,908
              Finished Goods                                    5,587,682         14,983,292
                                                            -------------      -------------
                                                            $  11,330,181      $  19,124,200
                                                            =============      =============

Note 4.       LONG-TERM DEBT

                                                            September 30,       December 31,
                                                                2000                1999
                                                            -------------      -------------
              Line of credit, long-term portion             $          -       $  11,375,000
              Notes payable                                     4,279,390          4,965,466
              Mortgage loans                                    1,123,260          1,522,024
              Capital lease obligations                           114,622            109,798
              Less current portion                             (5,517,272)        (3,006,338)
                                                            -------------      -------------
                                                            $           -      $  14,965,950
                                                            =============      =============


              Since December 31, 1999, Sureco, Inc., a wholly owned subsidiary, has been in default on a note payable to B&I Lending, totaling $1,021,257 at September 30, 2000, due to noncompliance with covenants restricting change in the use of the facility and equipment in Fort Valley, Georgia, reducing inventory and equipment at the facility, and requiring a minimum tangible net worth ratio. The full value of the note has been classified as a current liability.

              Due to the Company's default on its line of credit agreement and the prevalence of cross-default provisions in various long-term debt agreements, all long-term debt has been classified in short-term liabilities.

Note 5.       LINE OF CREDIT

              The Company relies on financing in the form of lines of credit to fund seasonal increases in receivables and inventory and to provide general working capital and long-term financing. In July 1999, the Company entered into a $37,000,000 secured credit facility with General Electric Capital Corporation ("GE Capital"), to replace the Company's previous $25,000,000 facility with the same lender. The credit facility consists of a $35,000,000 revolving line of credit and a $2,000,000 term note and is secured by substantially all of the assets of the Company and its subsidiaries.

              The Company is in default on the GE Capital credit facility agreement. The credit agreement contains provisions which require the Company to maintain a minimum level of net worth and a minimum interest coverage ratio and limit the Company's expenditures on capital assets. The Company was not in compliance with the interest coverage and minimum net worth covenants for the quarter ended September 30, 2000. GE Capital has been unwilling to waive noncompliance. GE Capital issued a default notice to the Company on June 5, 2000. Due to the Company's default, GE Capital has the right to withdraw funding, demand immediate payment of all outstanding loan balances and foreclose against the loan collateral in satisfaction of its secured debt. The Company is working with GE Capital to address the default and the Company's financial problems. GE Capital has thus far refrained from exercising certain of its rights and has continued funding the Company on a restricted basis. The ultimate actions of GE Capital and the resolution of the Company's financial problems is uncertain. The current circumstances and funding levels render the Company unable to maintain normal activities. Because the lender has not waived noncompliance, and has the right to accelerate payment of outstanding loans or otherwise restrict borrowings under the line, all outstanding borrowings under the line of credit and term loan have been classified as short-term as of September 30, 2000.

              In connection with the GE Capital line of credit, the Company issued a warrant for the purchase of 334,793 shares of common stock at an original exercise price of $5.95 per share. The warrant is exercisable immediately and expires in July 2002. The fair value of the warrant was calculated using the Black-Scholes method and was estimated at $327,032. This deferred debt issuance cost reduces the carrying value of the related debt and is being amortized over the life of the debt on a straight line basis. In August 2000, the warrant was amended to change the exercise price to fifty cents per share.

              Borrowings under the line of credit facility are limited to a borrowing base of up to 85% of eligible receivables, and up to 65% of eligible inventory, as defined in the credit agreement. Interest on borrowings is at an Index Rate (the higher of the published prime interest rate or the Federal Funds Rate plus 0.5 percentage points) plus a Revolver Index Margin of 0.35 percentage points through May 2, 2000 and of 0.55 percentage points thereafter (borrowing rate of 9.55% as of September 30, 2000). The Company is required to pay a commitment fee of 1/2% on any unused portion of the line. Outstanding borrowings on the GE Capital credit facility, including the GE Capital line of credit, totaled $16,572,468 as of September 30, 2000. Outstanding borrowings on the GE Capital term note totaled $1,263,023 (net of $195,311 in deferred debt issuance costs) as of September 30, 2000.

Note 6.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

              Cash (paid) received for interest during the period for:



                                                                     Nine Months Ended
                                                                       September 30,
                                                           ---------------------------------
                                                                2000                1999
                                                           --------------     --------------
              Interest paid                                $   (2,438,426)    $   (1,651,650)
              Interest received                                    47,272             91,211

              Non-cash transaction - The Company transferred $2,674,990 from accounts receivable to inventory in the settlement of an arrangement with a subcontractor. See Note 9.

Note 7.       FOREIGN OPERATIONS

              International sales activity, consisting of sales outside the United States, primarily in Canada, accounted for approximately 10.3% and 5.6% of total sales for the three months ended September 30, 2000 and 1999, and approximately 9.5% and 7.0% of total sales for the nine months ended September 30, 2000 and 1999, respectively. A reconciliation for these periods of domestic and foreign activity for net sales, net income and identifiable assets is as follows:

                 Three Months Ended September 30, 2000:       Domestic           Foreign            Total
                 --------------------------------------    --------------     --------------     ------------
                      Net Sales                           $     9,207,136    $     1,059,032    $  10,266,168
                      Net Income (loss)                        (8,573,289)          (466,278)      (9,039,567)
                      Identifiable Assets                      22,745,874          3,056,277       25,802,151

                  Three Months Ended September 30, 1999:      Domestic           Foreign            Total
                  --------------------------------------   --------------     --------------     ------------
                      Net Sales                           $    13,057,143    $       780,141    $  13,837,284
                      Net Income (loss)                        (2,181,364)          (276,764)      (2,458,128)
                      Identifiable Assets                      53,987,224          2,932,618       56,919,842


                  Nine Months Ended September 30, 2000:       Domestic           Foreign            Total
                  -------------------------------------    --------------     --------------     ------------
                      Net Sales                           $    46,883,842    $     4,901,590    $  51,785,432
                      Net Income (loss)                       (29,215,889)          (395,204)     (29,611,093)
                      Identifiable Assets                      22,745,874          3,056,277       25,802,151

                  Nine  Months Ended September 30, 1999:      Domestic           Foreign            Total
                  --------------------------------------   --------------     --------------     ------------
                      Net Sales                           $    58,997,863    $     4,430,032    $  63,427,895
                      Net Income (loss)                           195,437           (150,869)          44,568
                      Identifiable Assets                      53,987,224          2,932,618       56,919,842


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

              A reconciliation for the three months and nine months ended September 30, 2000 and 1999 of segment activity for net sales, net income (loss) and identifiable assets is as follows:




                                                                                              Commercial
                  Three Months Ended September 30, 2000:       Consumer       Commercial        Dealer         Total
                  --------------------------------------      -----------    -----------     -----------    -----------
                  Net Sales................................. $  2,231,554   $  2,678,578    $  5,356,036   $ 10,266,168
                  Net Income (loss).........................   (5,817,282)      (164,330)     (3,057,955)    (9,039,567)
                  Depreciation and Amortization.............       85,921         59,588         (11,054)       134,455
                  Interest Expense..........................     (406,228)      (209,962)       (218,620)      (834,810)
                  Interest Income...........................           -           5,318              -           5,318
                  Capital Expenditures......................        6,520             -               -           6,520
                  Identifiable Assets....................... $ 12,042,241   $  6,740,971    $  7,018,939   $ 25,802,151

                                                                                              Commercial
                  Three Months Ended September 30, 1999:       Consumer       Commercial        Dealer         Total
                  -------------------------------------       -----------    -----------     -----------    -----------
                  Net Sales................................. $  4,877,034   $  1,773,039    $  7,187,211   $ 13,837,284
                  Net Income (loss).........................   (2,384,319)      (414,149)        340,340     (2,458,128)
                  Depreciation and Amortization.............      315,000         44,097          44,307        403,404
                  Interest Expense..........................     (549,866)       (41,297)        (81,131)      (672,294)
                  Interest Income...........................        8,550         21,447              --         29,997
                  Capital Expenditures......................       88,381         10,119          24,705        123,205
                  Identifiable Assets....................... $ 31,666,233   $ 13,542,826    $ 11,710,783   $ 56,919,842

                                                                                              Commercial
                  Nine Months Ended September 30, 2000:        Consumer       Commercial        Dealer         Total
                  -------------------------------------       -----------    -----------     -----------    -----------
                  Net Sales................................. $ 21,698,385   $  9,724,011    $ 20,363,036   $ 51,785,432
                  Net Income (loss).........................  (17,485,284)    (8,379,865)     (3,745,944)   (29,611,093)
                  Depreciation and Amortization.............      598,251        192,611         221,946      1,012,808
                  Interest Expense..........................   (1,267,875)      (659,371)       (511,180)    (2,438,426)
                  Interest Income...........................           -          47,272              -          47,272
                  Capital Expenditures......................       38,752             -               -          38,752
                  Identifiable Assets....................... $ 12,042,241   $  6,740,971    $  7,018,939   $ 25,802,151


                                                                                              Commercial
                  Nine Months Ended September 30, 1999:         Consumer      Commercial        Dealer         Total
                  -------------------------------------       -----------    -----------     -----------    -----------
                  Net Sales................................. $ 29,535,124   $ 11,189,889    $ 22,702,882   $ 63,427,895
                  Net Income (loss).........................   (1,106,896)       (73,534)      1,224,998         44,568
                  Depreciation and Amortization.............      898,456        244,467         245,628      1,388,551
                  Interest Expense..........................   (1,499,113)      (215,468)        (81,131)    (1,795,712)
                  Interest Income...........................       13,438         41,255          67,266        121,959
                  Capital Expenditures......................      238,616         37,642         182,068        458,326
                  Identifiable Assets....................... $ 31,666,233   $ 13,542,826    $ 11,710,783   $ 56,919,842

Note 9.       COMMITMENTS AND CONTINGENCIES

              Subcontract Manufacturing - The Company relies on outside subcontractors for nearly all of its consumer products manufacturing needs, and manufactures a significant portion of its products at a single subcontract manufacturer. During 1999, the Company transferred title of certain inventory to this subcontractor. In March 2000, the Company agreed to reassume title to this inventory, effective April 3, 2000. At December 31, 1999, accounts receivable included $2,674,490 relating to inventory for which title had transferred under this agreement.

Note 10.      RESTRUCTURING EXPENSES

              Restructuring expenses as of September 30, 2000 includes $1,152,000 in accrued severance costs for terminated officers and employees and $553,000 in accrued product continuation fees to cover the required two-year registration period following product discontinuance.

Note 11.      IMPAIRMENT OF INTANGIBLE ASSETS

              Impairment of intangibles of $8,719,036 was recognized in the second quarter of 2000 for impairment of goodwill resulting from cash flow estimates on the sale of the Company's assets and/or businesses.

Note 12.      SEC STAFF ACCOUNTING BULLETIN

              In December 1999, the SEC issued Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements," which becomes effective in the fourth quarter of 2000. Management has not completed its review of the effect of the adoption of this Bulletin.


Note 13.      NASDAQ DELISTING

              On August 31, 2000, the Company was notified by the Nasdaq Stock Market that the Company had failed to maintain the minimum $4,000,000 net tangible assets as required by Nasdaq rules for continued listing on the Nasdaq National Market. On the date of notification the Company's net tangible assets were ($8,461,845). As a result, the Company's common stock was delisted from the Nasdaq National Market at the opening of business on September 11,2000.

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

         In response to the Company's continuing financial problems and to raise needed capital, the Company announced on May 22, 2000 the engagement of AgriCapital Corporation to assist the Company in the divestiture of portions of its commercial dealer business segment. The Company further announced on June 26, 2000 the engagement of Goldsmith-Agio- Helms, an investment banking firm, to assist the Company in exploring the sale of part or all of the Company's retail business segment. At the same time, the Company announced that it had received a default notice from GE Capital , the Company's secured lender holding a first security interest in substantially all of the assets of the Company. The Company has been working closely with GE Capital to address the Company's financial problems and to correct the defaults. Any cash generated from the sale of business assets will be first used to retire the GE Capital debt. After satisfying the GE Capital debt, remaining cash flows, if any, will be applied toward payment of unsecured creditors. The cash flows to be generated are uncertain and may be inadequate to pay unsecured creditors.

         The principal assets of the Commercial Dealer segment have now been sold. On October 11, 2000 the Company completed the sale of the Valley Green assets. On November 8, 2000, the majority of the Pacoast assets were sold. The Company has been in negotiations with parties interested in acquiring portions of the Company's retail business assets. As announced in the press release of September 14, 2000, a letter of intent was signed to sell the environmentally sensitive retail products line and related assets to Woodstream Corporation. Since that time, the Company has agreed to acquiesce in the decision of GE Capital to foreclose its security interest in the assets being acquired by Woodstream Corporation and to thereafter transfer those assets to Woodstream, with the sales price being paid by Woodstream Corporation being applied by GE Capital to the reduction of the Company's secured indebtedness to GE Capital. The Company has also signed a letter of intent with HPI Products for the sale of its traditional retail business lines to HPI Products and it is anticipated that the sale of the assets associated with those product lines will be completed before the end of November, 2000. Negotiations are continuing with other interested parties toward a divestiture of the remaining traditional retail and traditional commercial business assets. The Company's only remaining business would be the environmentally friendly commercial products segment and represents approximately one third of the Company's current assets. The status of this business is currently under review, but no decision will be made concerning this business until the sales of the other business lines have been completed. A letter of intent has been received by the Company to purchase the commercial traditional product lines. Negotiations are in process with the potential buyer. In view of the Company's efforts to sell a majority of the assets of the Company, the Company is not reporting discontinued operations within its financial statements.

         In response to cash flow problems, the Company placed a moratorium on the payment of approximately $16 million in trade accounts payable and certain other liabilities existing prior to May 31, 2000. This has caused many vendors, some critical to operations, to withhold credit and otherwise restrict the Company's ability to acquire materials and services. The resolution of past due trade accounts and certain other liabilities is uncertain and depends to a great extent on the Company's ability to generate cash in excess of that required to retire the Company's senior secured creditor. In addition, the Company's ability to continue will depend on the willingness of secured and unsecured creditors to accept a debt restructuring plan to be proposed after the sale of the retail business assets. The Company's senior secured creditor is continuing to fund operations on a restricted basis, however, funding is inadequate for normal operations and the continuation of current funding is uncertain. The Company is working with GE Capital on an agreement to allow the Company to continue operating without GE Capital's foreclosure on the assets of the Company, however, there is no assurance that the Company will be successful in negotiating such an agreement.

         On August 31, 2000, the Company was notified by the Nasdaq Stock Market that the Company had failed to maintain the minimum $4,000,000 net tangible assets as required by Nasdaq rules for continued listing on the Nasdaq National Market. On the date of notification the Company's net tangible assets were ($8,461,845). As a result, the Company's common stock was delisted from the Nasdaq National Market at the opening of business on September 11, 2000 and is now traded on the Nasdaq bulletin board.


Results of Operations

         The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company as a percentage of net sales:



                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                             ------------------------     ------------------------
                                                                2000          1999           2000           1999
                                                             ----------    ----------     ----------     ----------
                Net sales                                         100.0%        100.0%         100.0%         100.0%
                Cost of sales                                      97.4          75.7           82.0           69.1
                                                             ----------    ----------     ----------     ----------
                   Gross profit                                     2.6          24.3           18.0           30.9

                Operating Expenses:
                   Distribution                                    12.7           8.2            9.7            7.4
                   Sales & Marketing                               22.7          15.2           14.4           10.9
                   General & Administrative                        14.1           7.9           16.2            6.2
                   Product Registrations & Development              6.7           3.7            4.1            2.7
                   Restructuring Expense                              -             -            3.3              -
                   Amortization of Intangibles                       .1           2.3             .7            1.1
                   Impairment of Intangibles                          -             -           16.8              -
                   Sale of Assets                                  22.7             -            4.5              -
                                                             ----------    ----------     ----------     ----------
                                                                   79.0          37.3           69.7           28.3
                                                             ----------    ----------     ----------     ----------
                Income (loss) before other expense                (76.4)        (13.0)         (51.6)           2.6
                Other expense, net                                (11.7)         (4.7)          (5.6)          (2.5)
                                                             ----------    ----------     ----------     ----------
                Net income (loss)                                 (88.1)%       (17.7)%        (57.2)%           .1%
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

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999

         Net Sales. Net sales decreased $3,571,116 or 25.8% to $10,266,168 in the three months ended September 30, 2000 compared to $13,837,284 for the three months ended September 30, 1999. The decrease was primarily the result of $2,645,480 in lower retail segment sales and $1,831,175 in lower commercial dealer segment sales. The lower retail segment sales were due in part to reduced purchases by two large private label customers resulting from slow sales and overstock problems and customer concerns of the Company's status and shortages in inventory. The lower commercial dealer segment sales was resulted primarily from the unavailability of inventory caused by restricted available borrowings.

         Gross Margins. Gross margins as a percent of sales decreased 21.7 percentage points to 2.6% for the three months ended September 30, 2000 compared to 24.3% for the three months ended September 30, 1999. This was due primarily to increased cost by vendors as the Company was entirely on a cash on delivery basis. Also, an additional obsolete excess inventory provision of $1,000,000 was recorded. The remaining percentage decrease in gross margins was due primarily to a shift in sales mix to a higher percentage mix of commercial and commercial dealer sales which carry a lower gross margin than retail products.

         Operating Expenses. Distribution expenses increased slightly in absolute dollars to $1,307,065 for the three months ended September 30, 2000 from $1,139,986 for the three months ended September 30, 1999, and increased as a percentage of sales to 12.7% for the three months ended September 30, 2000 from 8.2% for the three months ended September 30, 1999. The increase in distribution expenses in 2000 compared to 1999 was due to extra expenses incurred in shipments of products through an agency arrangement on the west coast and to costs incurred for outside storage facilities to store excess inventory.


         Sales and marketing expenses in absolute dollars increased $224,332 or 10.7% to $2,326,788 for the three months ended September 30, 2000 from $2,102,456 for the three months ended September 30, 1999, and increased as a percentage of sales to 22.7% for the three months ended September 30, 2000 compared to 15.2% for the same period in 1999. The increase in sales and marketing expenses in absolute dollars was largely due to higher sales program expenses incurred in 2000 compared to 1999 in an effort to make up for sales shortfalls during the first and second quarters of 2000.

         General and administrative costs increased $360,725 or 33.1% to $1,450,608 for the three months ended September 30, 2000 from $1,089,883 for the three months ended September 30, 1999. The increase was due to increased professional fees related to receivables collections, legal fees and agency fees related to the sale of businesses.

         Product registration and development expenses increased $172,751 or 33.4% to $689,426 for the three months ended September 30, 2000 compared to $516,675 for the three months ended September 30, 1999. The increase was due primarily to increased product registration costs associated with the conversion of Surefire(R) branded products to Safer(R) brand labels and the increase in registered labels resulting from label changes made to certain product lines.

         Amortization of intangibles decreased $311,647 or 96.2% to $12,232 for the three months ended September 30, 2000 compared to $323,879 for the three months ended September 30, 1999. The decrease was due to the second quarter writedowns of goodwill.

         Sale of assets includes a provision of $2,329,255 and consists of charges taken in the third quarter of 2000 to record a loss on the sale of Valley Green of $705,826 and the pending November 7, 2000 sale of a majority of Pacoast assets of $1,623,429.

         Other Expense, Net. Net other expense increased by $538,116 or 82.3% to $1,192,103 for the three months ended September 30, 2000 compared to net other expense of $653,987 for the three months ended September 30, 1999. The increase was due in part to increased interest expense on higher average borrowings on the Company's line of credit and the effect of higher interest rates.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

         Net Sales. Net sales decreased 11,642,463 or 18.4% to $51,785,432 in the nine months ended September 30, 2000 compared to $63,427,895 for the nine months ended September 30, 1999. The decrease was primarily the result of $7,836,739 in lower retail segment sales and $1,465,868 in lower commercial segment sales. The lower retail segment sales were due in part to reduced purchases by two large private label customers resulting from slow sales and overstock problems. The lower commercial segment sales resulted primarily from the loss of the Sevin(R) brand pesticide and other discontinued products and the reduced availability of product due to restricted borrowing.

         Gross Margins. Gross margins as a percent of sales decreased 12.9 percentage points to 18.0% for the nine months ended September 30, 2000 compared to 30.9% for the nine months ended September 30, 1999. Approximately 5.0 percentage points of the decrease was due to a second quarter 2000 provision for obsolete and excess inventory totaling $2,576,000 resulting from the discontinuance of certain products and the existence of excess inventory resulting from slower than expect retail product sales. Approximately 2.0 percentage points of the decrease was due to the $1,000,000 obsolete excess inventory provision that was recorded in the third quarter. The remaining percentage decrease in gross margins was due primarily to a shift in sales mix to a higher percentage mix of commercial and commercial dealer sales which carry a lower gross margin than retail products.

         Operating Expenses. Distribution expenses increased $293,572 in absolute dollars or 6.2% to $5,024,532 for the nine months ended September 30, 2000 from $4,730,960 for the nine months ended September 30, 1999, and increased as a percentage of sales to 9.7% for the nine months ended September 30, 2000 from 7.4% for the nine months ended September 30,

1999. The increase in distribution expenses in 2000 compared to 1999 was due to extra expenses incurred in shipments of products through an agency arrangement on the west coast and to costs incurred for outside storage facilities to store excess inventory.

         Sales and marketing expenses in absolute dollars increased $535,910 or 7.8% to 7,440,496 for the nine months ended September 30, 2000 from $6,904,586 for the nine months ended September 30, 1999, and increased as a percentage of sales to 14.4% for the nine months ended September 30, 2000 compared to 10.9% for the same period in 1999. The increase in sales and marketing expenses in absolute dollars was largely due to higher sales program expenses incurred in 2000 compared to 1999 in an effort to make up for sales shortfalls during the first and second quarters of 2000.

         General and administrative costs increased $4,475,725 or 115% to $8,381,943 for the nine months ended September 30, 2000 from $3,906,218 for the nine months ended September 30, 1999. The increase was in part due to a $1,200,000 charge taken in the second quarter of 2000 to write down the carrying value of certain buildings and equipment to recovery value, and a charge taken in the same period of $480,806 to write off abandoned building projects in process. In addition, the Company recorded a provision for doubtful accounts in the second quarter of 2000 totaling approximately $1,700,000 to reserve for accounts of customers filing bankruptcy or having recently demonstrated serious financial trouble. An increase of approximately $730,000 was mainly the result of increased legal, recruiting and consulting expenses relating to efforts to deal with the Company's financial problems and to employee turnover.

         Product registration and development expenses increased $416,932 or 24.5% to $2,118,147 for the nine months ended September 30, 2000 compared to $1,701,215 for the nine months ended September 30, 1999. The increase was due primarily to increased product registration costs associated with the conversion of Surefire(R) branded products to Safer(R) brand labels and the increase in registered labels resulting from label changes made to certain product lines.

         Restructuring expenses of $1,705,000 were incurred in the second quarter of 2000 and consist of $1,152,000 in accrued severance costs for certain terminated officers and employees and of $553,000 in accrued product registration continuation fees associated with certain discontinued pesticide products.

         Amortization of intangibles decreased $339,737 to $350,846 for the nine months ended September 30, 2000 compared to $690,583 for the nine months ended September 30, 1999. The decrease was due to the reduction in goodwill resulting of final valuation adjustments recorded in the fourth quarter of 1999 and writedown of goodwill in the Second Quarter.

         Impairment of intangibles of $8,719,036 were recognized in the second quarter of 2000 for impairment of goodwill resulting from cash flow estimates on the sale of the Company's assets and/or businesses.

         Sale of assets includes a provision of $2,329,255 and consists of charges taken in the third quarter of 2000 to record a loss on the sale of Valley Green of $705,826 and the pending November 7, 2000 sale of a majority of Pacoast assets of $1,623,429.

         Other Expense, Net. Net other expense increased by $1,259,208 or 78.2% to $2,870,155 for the nine months ended September 30, 2000 compared to net other expense of $1,610,947 for the nine months ended September 30, 1999. The increase in net other expense was mainly due to increased interest expense on higher average borrowings on the Company's line of credit and the effect of higher interest rates.

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

         Cash increased $126,464 during the nine months ended September 30, 2000. The increase in cash reflects the following: Cash provided by operating activities of $1,650,129 resulting primarily from the decrease in accounts receivable and inventories; cash provided by investing activities of $256,590, primarily from the sale of equipment; cash used in financing activities of 1,764,170, primarily from reduced net borrowings on the Company's line of credit and in part by payments on long-term debt.

         The Company relies on financing in the form of lines of credit to fund seasonal increases in receivables and inventory and to provide general working capital and long-term financing. In July 1999, the Company entered into a $37,000,000 secured credit facility with General Electric Capital Corporation ("GE Capital"), to replace the Company's previous $25,000,000 facility with the same lender. The credit facility consists of a $35,000,000 revolving line of credit and a $2,000,000 term note and is secured by substantially all of the assets of the Company and its subsidiaries.

         The Company is in default on the GE Capital credit facility agreement. The credit agreement contains provisions which require the Company to maintain a minimum level of net worth and a minimum interest coverage ratio and limit the Company's expenditures on capital assets. The Company was not in compliance with the interest coverage and minimum net worth covenants for the quarter ended September 30, 2000. GE Capital has been unwilling to waive noncompliance. GE Capital issued a default notice to the Company on June 5, 2000. Due to the Company's default, GE Capital has the right to withdraw funding, demand immediate payment of all outstanding loan balances and foreclose against the loan collateral in satisfaction of its secured debt. The Company is working with GE Capital to address the default and the Company's financial problems. GE Capital has thus far refrained from exercising certain of its rights and has continued funding the Company on a restricted basis. The ultimate actions of GE Capital and the resolution of the Company's financial problems is uncertain. The current circumstances and funding levels render the Company unable to maintain normal activities. Because the lender has not waived noncompliance, and has the right to accelerate payment of outstanding loans or otherwise restrict borrowings under the line, all outstanding borrowings under the line of credit and term loan have been classified as short-term as of September 30, 2000.

         In connection with the GE Capital line of credit, the Company issued a warrant for the purchase of 334,793 shares of common stock at an original exercise price of $5.95 per share. The warrant is exercisable immediately and expires in July 2002. The fair value of the warrant was calculated using the Black-Scholes method and was estimated at $327,032. This deferred debt issuance cost reduces the carrying value of the related debt and is being amortized over the life of the debt on a straight line basis. In August 2000, the warrant was amended to change the exercise price to fifty cents per share.

         Borrowings under the line of credit facility are limited to a borrowing base of up to 85% of eligible receivables, and up to 65% of eligible inventory, as defined in the credit agreement. Interest on borrowings is at an Index Rate (the higher of the published prime interest rate or the Federal Funds Rate plus
0.5 percentage points) plus a Revolver Index Margin of 0.35 percentage points through May 2, 2000 and of 0.55 percentage points thereafter (borrowing rate of 9.55% as of September 30, 2000). The Company is required to pay a commitment fee of 1/2% on any unused portion of the line. Outstanding borrowings on the GE Capital credit facility, including the GE Capital line of credit, totaled $16,572,468 as of September 30, 2000. Outstanding borrowings on the GE Capital term note totaled $1,263,023 (net of $195,311 in deferred debt issuance costs) as of September 30, 2000.

         As of December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000, Sureco, a wholly owned subsidiary, was in default on a note payable to B&I Lending, totaling $1,021,257 at June 30, 2000, due to noncompliance with covenants restricting change of use of the facility and equipment in Fort Valley, Georgia, reducing inventory and equipment at the facility, and requiring a minimum tangible net worth ratio. The full value of the note has been classified as a current liability.

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


                                    ---------

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         Subsidiaries of Southern Resources, Inc., our wholly-owned subsidiary, and other parties have been issued governmental orders requiring them to investigate and cleanup the subsidiaries' Fort Valley, Georgia former manufacturing site, currently maintained by the subsidiaries as a warehouse, and adjacent property not owned by the subsidiaries, which properties are collectively known as the Woolfolk Chemical Works site. This site is listed by the United States Environmental Protection Agency ("EPA") on its National Priorities List (NPL). These actions relate to environmental contamination discovered on and near the Woolfolk site. The former owner of the entire Woolfolk site and its predecessors, which are unaffiliated with SRI or its subsidiaries, conducted operations at the property owned by one of the subsidiaries of SRI, between some time prior to 1920 and 1984. Management believes that these historical operations prior to 1984 were the primary source of the contamination of the Woolfolk site. The subsidiaries have conducted certain limited remedial activities at the property at the request of governmental authorities. The former owner of the Woolfolk site has conducted certain investigation and cleanup activities at the site at the request of the EPA. The former owner, however, has declined to undertake additional remedial activities requested by EPA. EPA presently is directing additional cleanup of the Woolfolk site. The Company is unable at this time to determine whether the legal actions relating to the subsidiaries' Fort Valley property will result in a material loss to SRI or Verdant. The Company is party to a significant number of other legal proceedings that have been initiated by suppliers to whom the Company is in default in payment of accounts payable. Some of the claims raised in these legal proceedings have been reduced to judgement. These claims and judgements against the Company could have a material impact on the Company's business if management is not successful in negotiating settlements or standstill agreements with the persons initiating the legal proceedings.

Item 3.  DEFAULT UPON SENIOR SECURITIES

         The Amended and Restated Credit Agreement, dated as of July 14, 1999, as amended (the "Credit Agreement") among the Company, its subsidiaries and GE Capital contains covenants that the Company will maintain certain levels of interest coverage and net worth with which the Company was not in compliance at September 30, 2000. The failure to comply with these covenants, as well as the default by Sureco under its credit agreement, constitute "events of default" under the Credit Agreement that would, unless waived, allow GE Capital to both refuse additional borrowings under the Credit Agreement, to consider all outstanding borrowings immediately due and payable and to exercise its rights against loan collateral.

         GE Capital has been unwilling to waive this event of noncompliance and has notified the Company of its default under the credit agreement. GE Capital has yet to exercise its full rights under the credit agreement. The Company's debt to GE Capital in default, consisting of its line of credit and term note, totaled $17,835,491 as of September 30, 2000.


-------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.                Listing of Exhibits
Exhibit
Number            Description
--------------------------------------------------------------------------------
      2.1         Agreement for Purchase and Sale of Assets by and between the
                  Company and Dexol Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Amended Current Report on Form
                  8-K/A filed on June 16, 1997, SEC File No. 0-18921).

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

   * 10.4 Amendment No. 1 and Amendment No 2. to the Company's 1996 Employee Stock Option Plan (incorporated by reference to
                  Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2000, SEC File No. 0-18921).

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

  * 10.13         Employment Agreement between the Company and John F.
                  Hetterick, dated December 1, 1999 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

  * 10.14 Employment Agreement between the Company and Stanley Goldberg dated September 13, 1992 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, SEC File No. 0-18921).

  * 10.15 Amendment of Employment Agreement between the Company and Stanley Goldberg, dated December 5, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

  * 10.16 Termination and Consulting Agreement between the Company and Stanley Goldberg, dated December 6, 1999 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

  * 10.17         Employment Agreement between the Company and Mark G.
                  Eisenschenk, dated December 5, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

  * 10.18         Separation Agreement and General Release between the
                  Company and Mark G. Eisenschenk, dated December 6, 1999 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-18921).

  * 10.19 Stock purchase agreement, and related documents, between the Company and Stanley Goldberg, dated April 29, 1997 (incorporated by reference to Exhibit 10.8 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

  * 10.20 Stock purchase agreement, and related documents, between the Company and Mark G. Eisenschenk, dated April 29, 1997 (incorporated by reference to Exhibit 10.9 of the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1997, SEC File No. 0-18921).

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

  * 10.26 Agreement between the Company and Platinum Management LLC dated June 5, 2000 (incorporated by reference to Exhibit 10.26 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2000, SEC File
                  No. 0-18921).

     27.1         Financial Data Schedule

         * Management contract or compensation plan or arrangement. ** Filed with this report.



     (b)    Reports on Form 8-K

            The Company filed no Current Reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              VERDANT BRANDS, INC.





Dated:   November 14, 2000                    By /s/ Dean Bachelor
                                              ----------------------------------
                                          Dean Bachelor
                                          Chief Executive Officer





Dated:   November 14, 2000                    By /s/ Mike Blair
                                              ----------------------------------
                                          Mike Blair
                                          Chief Financial Officer
                                          (principal financial officer)